Form 10QSB
period 1996-06-30
TIMBERLINE BANCSHARES INC
filed 1996-07-25
CIK 875270


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         For the quarterly period ended JUNE 30, 1996

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from       to

                         Commission file number  33-40799

                 TIMBERLINE BANCSHARES, INC.
   (Exact name of small business issuer as specified in its charter)

          California                                 68-0269988
(State or other jurisdiction of                (IRS Employer Identification No.)
of incorporation or organization)

         123 N. Main Street   P. O. Box 1087, Yreka, Ca 96097
               (Address of principal executive offices)

                          ( 916 )842-6191
                     (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No   .

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and report required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court.  Yes     No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    944278

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         TIMBERLINE BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENT
                              Periods Indicated


($ in thousand except per share)
                                                                    Year          Prior Year    Prior Year
                                                     Quarter End    to Date      Quarter End    to Date
                                                      06/30/96      06/30/96      06/30/95      06/30/95
 1.  Interest and Fees on Loans                        1,062         2,159         1,233         2,475
 2.  Interest On Securities
     Held to Maturity                                    157           309           213           428
     Available for Sale                                   86           192            61           146
 3.  Trading Account interest                            -0-           -0-           -0-           -0-
 4.  Other interest                                      178           353            74            92
 5.  Total Interest Income                             1,483         3,013         1,581         3,141
 6.  Interest on Deposits                                496         1,036           566         1,100
 7.  Interest on short term borrowing                    -0-           -0-           -0-           -0-
 8.  Interest on long term debt                          -0-           -0-           -0-           -0-
 9.  Total Interest Expense                              496         1,036           566         1,100
10.  Net Interest Income                                 987         1,977         1,015         2,041
11.  Provision for Loan Losses                           -0-           -0-             8            30
12.  Net Interest Income after
       Provision for loan losses                         987         1,977         1,007         2,011
13.  Other Income                                        118           234           117           229
14.  Other Expenses                                      772         1,549           801         1,590
15.  Income before Tax                                   333           662           323           650
16.  Income Tax Expense                                  153           267           138           243
17.  Income before extraordinary
       item                                              180           395           185           407
18.  Extraordinary item net of tax                       -0-           -0-           -0-           -0-
19.  Cumulative effect of accounting
       changes                                           -0-           -0-           -0-           -0-
20.  Net Income                                        $ 180         $ 395         $ 185         $ 407

21.  Earnings per share                                $ .35         $ .77         $ .41         $ .91





Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments
         (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.



                                   -1-


                        TIMBERLINE BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEET
                                  06/30/96


     ASSETS
 1.  Cash and Due from Banks                                           $ 5,676
 2.  Interest Bearing Deposits other banks                                 -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement                                 12,700
 4.  Trading Account Assets                                                -0-
 5.  Other short-term investments                                        1,222
 6.  Investment securities
     Held for Sale                                                       6,956
     Held to Maturity                                                   11,046
 7.  Loans, Total                                                       38,175
          Allowance for loan losses                                       (479)
          Unearned Income                                                  (81)
 8.  Premises and Equipment                                              2,191
 9.  Due from customers on acceptances                                     -0-
10.  Other assets                                                        1,205
11.  Total Assets                                                     $ 78,611


     LIABILITIES

12.  Deposits, non-interest bearing                                   $ 14,293
               Interest bearing                                         57,578
13.  Short-term borrowing                                                  -0-
14.  Bank Acceptances outstanding                                          -0-
15.  Other liabilities                                                     274
16.  Long-term debt                                                        -0-
17.  Commitments and contingent liabilities                                -0-
18.  Minority Interests                                                    -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                                                  -0-
21.  Common Stock                                                        2,814
22.  Other Shareholders equity                                           3,652
23.  Total Liabilities and Shareholders Equity                        $ 78,611


($ in thousand)




Note:  Held for Sale amount stated net of unrealized loss of $55.



                                       -2-
                            TIMBERLINE BANCSHARES, INC
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              For Periods Indicated

                                              Year                     Year
($ in thousand)                             to Date                  to Date
                                            06/30/96                 06/30/95

Cash Flow from Operating Activities
     Net income                                $ 395                   $ 408
     Non-cash items included in income
     Depreciation                                 95                      79
 Net change in Bad Debt Provision                  4                      29
   Cumulative effect of accounting
          change
     (Increase)Decrease in:
          Other Assets                            37                    (326)
     Increase(Decrease) in:
          Accrued Expenses                        31                      45
     Prior period adjustment                     -0-                      (6)


     Net cash provided by operations             562                     228

Cash Flow from Investing Activities
     Increase(Decrease) in:
          Deposits                              2038                    (214)
     (Increase)Decrease in:
          Short Term Investment                  -0-                     -0-
          Securities:  Held for Sale             240                   4,194
                       Held to Maturity          (36)                    367
          Federal Funds Sold                  (2,500)                 (6,200)
          Loans                                1,418                   1,601
    (Purchase)Sale of Fixed assets               (95)                     (9)


     Net cash (used for) provided by
     investing activities                      1,065                    (261)

Cash Flow from Financing Activities
     Dividends Paid                             (249)                   (223)
         Additional Paid In Capital              135                      40

   Net cash (applied to)provided by
          financing activities                  (114)                   (183)
   Net cash increase (decrease) in cash
   and due from banks                          1,513                    (215)

Cash and Due from Banks at
     beginning of year                         4,163                   4,543

Cash and Due from Banks at
     end of year                              $5,676                   $4,328



                                       -3-
Item 2.  Management's Discussion

(a) Plan of Operation

Timberline Bancshares management is an "ovelay" of its wholly-owned subsidiary, Timberline Community Bank, and therefore shares the same concepts regarding growth of the institution, protection and preservation of assets, shareholder enhancement, and fulfilling the joint mission statement to assist the communities which we serve.

(b)

We continue our 15 year history of sustained growth in size and earnings with two notable comments.  Loans are down from a year ago while liquidity is up.  This is due to our build up of reserves to fund a new credit card program which we anticipate beginning in late third quarter or early fourth quarter 1996.  Also, net earning appear to be slightly off from previous year.  We believe this to be an overaccrual of taxes as the pretax income is slightly over prior year, this should self adjust during the 2nd half of the year.

The per share earnings change is due to a 2nd quarter stock dividend of 2 for 1 resulting in a 100% increase in shares outstanding.

The holding company intends to continue its excellent dividend Payment Rate (adjusted for stock dividend) which is essentially equal to one half of per share net earnings.  Our current dividend policy of semi annual cash payments began in October 1994 and has been consistantly maintained since, the last payment a $.50 per share on April 1, 1996.

Since a significant portion of our loan funding comes from the Medford, Oregon area, We are attempting to establish a branch office in that community to avail us of the deposit potential that the loans generate.  Due to interstate constraints were not sure this move can be completed this year.



























                                    -4-

                        PART 11 - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no legal proceedings pending other than those in the normal course of doing business that may have a material impact on the bank.

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     None






                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                      TIMBERLINE BANCSHARES, INC.


Date   7/27/96                                              /s/ Robert J. Youngs
                                                                Robert J. Youngs, President & CEO




Date  7/27/96                                               /s/ Helen L. Gaulden
                                                                Helen L. Gaulden, Vice President & Treasurer