Form 10QSB
period 1996-09-30
TIMBERLINE BANCSHARES INC
filed 1996-10-25
CIK 875270


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         For the quarterly period ended SEPTEMBER 30, 1996

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    954484

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         TIMBERLINE BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENT
                              Periods Indicated


($ in thousand except per share)
                                                                    Year          Prior Year    Prior Year
                                                     Quarter End    to Date      Quarter End    to Date
                                                      09/30/96      09/30/96      09/30/95      09/30/95
 1.  Interest and Fees on Loans                        1,087         3,246         1,256         3,730
 2.  Interest On Securities
     Held to Maturity                                    210           519           183           611
     Available for Sale                                  111           303           129           276
 3.  Trading Account interest                            -0-           -0-           -0-           -0-
 4.  Other interest                                      173           526            40           132
 5.  Total Interest Income                             1,581         4,594         1,608         4,749
 6.  Interest on Deposits                                501         1,537           580         1,680
 7.  Interest on short term borrowing                    -0-           -0-           -0-           -0-
 8.  Interest on long term debt                          -0-           -0-           -0-           -0-
 9.  Total Interest Expense                              501         1,537           580         1,680
10.  Net Interest Income                               1,080         3,057         1,028         3,069
11.  Provision for Loan Losses                            15            15            11            41
12.  Net Interest Income after
       Provision for loan losses                       1,065         3,042         1,017         3,028
13.  Other Income                                         60           294           147           377
14.  Other Expenses                                      759         2,308           752         2,342
15.  Income before Tax                                   366         1,028           412         1,063
16.  Income Tax Expense                                   61           328           138           381
17.  Income before extraordinary
       item                                              305           700           274           682
18.  Extraordinary item net of tax                       -0-           -0-           -0-           -0-
19.  Cumulative effect of accounting
       changes                                           -0-           -0-           -0-           -0-
20.  Net Income                                        $ 305         $ 700         $ 274         $ 682

21.  Earnings per share                                $ .32         $ .73         $ .61         $1.32





Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments
         (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.



                                   -1-


                        TIMBERLINE BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEET
                                  09/30/96


     ASSETS
 1.  Cash and Due from Banks                                           $ 4,756
 2.  Interest Bearing Deposits other banks                                 -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement                                 12,900
 4.  Trading Account Assets                                                -0-
 5.  Other short-term investments                                        1,235
 6.  Investment securities
     Held for Sale                                                       6,980
     Held to Maturity                                                   10,791
 7.  Loans, Total                                                       39,940
          Allowance for loan losses                                       (491)
          Unearned Income                                                  (84)
 8.  Premises and Equipment                                              2,143
 9.  Due from customers on acceptances                                     -0-
10.  Other assets                                                        1,300
11.  Total Assets                                                     $ 79,470


     LIABILITIES

12.  Deposits, non-interest bearing                                   $ 14,569
               Interest bearing                                         57,795
13.  Short-term borrowing                                                  -0-
14.  Bank Acceptances outstanding                                          -0-
15.  Other liabilities                                                     321
16.  Long-term debt                                                        -0-
17.  Commitments and contingent liabilities                                -0-
18.  Minority Interests                                                    -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                                                  -0-
21.  Common Stock                                                        2,814
22.  Other Shareholders equity                                           3,971
23.  Total Liabilities and Shareholders Equity                        $ 79,470


($ in thousand)




Note:  Held for Sale amount stated net of unrealized loss of $62.



                                       -2-
                            TIMBERLINE BANCSHARES, INC
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              For Periods Indicated

                                              Year                     Year
($ in thousand)                             to Date                  to Date
                                            09/30/96                 09/30/95

Cash Flow from Operating Activities
     Net income                                $ 700                   $ 682
     Non-cash items included in income
     Depreciation                                143                     120
 Net change in Bad Debt Provision                 15                      33
   Cumulative effect of accounting
          change
     (Increase)Decrease in:
          Other Assets                           (26)                    244
     Increase(Decrease) in:
          Other Liabilities                        1                     (49) 45
     Prior period adjustment                     -0-                      (7)


     Net cash provided by operations             833                   1,023

Cash Flow from Investing Activities
     Increase(Decrease) in:
          Deposits                             2,531                    (176)
     (Increase)Decrease in:
          Short Term Investment                  (43)                    (35)
          Securities:  Held for Sale             271                  (1,910)
                       Held to Maturity          219                   1,126
          Federal Funds Sold                  (2,700)                   (400)
          Loans                                 (315)                  1,176
    (Purchase)Sale of Fixed assets               (89)                   (348)


     Net cash (used for) provided by
     investing activities                       (126)                   (567)

Cash Flow from Financing Activities
     Dividends Paid                             (249)                   (223)
         Additional Paid In Capital              135                      43

   Net cash (applied to)provided by
          financing activities                  (114)                   (180)
   Net cash increase (decrease) in cash
   and due from banks                            593                     276

Cash and Due from Banks at
     beginning of year                         4,163                   4,542

Cash and Due from Banks at
     end of year                              $4,756                   $4,818



                                       -3-
Item 2.  Management's Discussion

(a) Plan of Operation

It is the intention of management that its wholly-owned subsidiary, Timberline Community Bank, shall continue to function much as it has in the past.  When formed in June 1980, it was the intent of the Bank to serve the needs of the communities of the County.  This intention has not changed.

The bank has enjoyed sustained growth since it was opened and has established a solid deposit base and profitability that has enabled it to maintain the cash requirements for operation.  Management can foresee nothing that would indicate that this condition will change in the future.

The Bank will continue to operate as a full service banking organization, continually enhancing the service to its depositors, stay abreast of the changing environment of banking, always monitoring operational costs, maintaining a respectable return to the shareholders, providing the best service possible to its customer base, and increasing income to full potential.


(b) Management's Discussion and Analysis of Financial condition and Results of Operation

As is indicated by the financial statements, the Bank is maintaining the steady growth in profitability that it has enjoyed in the past.  The changes in income and expense from 1995 to 1996 are minimal in most categories and can be attributed th the changes in interest rates, both earned and paid, the normal changes that occur with growth, including increases in operating expenses.  The Bank did experience a one-time refund in 1995 on the FDIC insurance premium paid by all banks that enhanced the earnings in 1995.

The Bank has experienced a flattening of growth in loan demand in the past year.  Management feels that this reflects the same lack of growth in the local economy.  The Bank, while a strong community lender, has not aggressively sought to increase market share of deposits in order to maintain the profitable yield spread of 5%.  This is possible through careful management of interest rates and the investment portfolio.  Loan delinquencies are minimal and with a loan loss reserve well above regulatory requirements, the Bank has added a nominal amount the the loan loss reserve.

The shareholders enjoyed a two for one stock split in June of this year which is reflected in the earnings per share comparison of 1996 with 1995.  The earnings per share also reflects that the Bank is on the same income pace in 1996 as in 1995.  With the deposit growth the Bank has experienced in 1996, it is apparent that overalll operating expenses are being maintained at a reasonable level.


































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


                                                                      TIMBERLINE BANCSHARES, INC.


Date  10/24/96                                              /s/ Robert J. Youngs
                                                                Robert J. Youngs, President & CEO




Date  10/24/96                                              /s/ Helen L. Gaulden
                                                                Helen L. Gaulden, Vice President & Treasurer