Form 10QSB/A
period 1996-09-30
TIMBERLINE BANCSHARES INC
filed 1996-11-04
CIK 875270


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


($ in thousand except per share)
                                                                    Year          Prior Year    Prior Year
                                                     Quarter End    to Date      Quarter End    to Date
                                                      09/30/96      09/30/96      09/30/95      09/30/95
 1.  Interest and Fees on Loans                        1,087         3,246         1,256         3,730
 2.  Interest On Securities
     Held to Maturity                                    153           462           183           611
     Available for Sale                                  111           303           129           276
 3.  Trading Account interest                            -0-           -0-           -0-           -0-
 4.  Other interest                                      173           526            40           132
 5.  Total Interest Income                             1,524         4,537         1,608         4,749
 6.  Interest on Deposits                                501         1,537           580         1,680
 7.  Interest on short term borrowing                    -0-           -0-           -0-           -0-
 8.  Interest on long term debt                          -0-           -0-           -0-           -0-
 9.  Total Interest Expense                              501         1,537           580         1,680
10.  Net Interest Income                               1,023         3,000         1,028         3,069
11.  Provision for Loan Losses                            15            15            11            41
12.  Net Interest Income after
       Provision for loan losses                       1,008         2,985         1,017         3,028
13.  Other Income                                        117           351           147           377
14.  Other Expenses                                      759         2,308           752         2,342
15.  Income before Tax                                   366         1,028           412         1,063
16.  Income Tax Expense                                   61           328           138           381
17.  Income before extraordinary
       item                                              305           700           274           682
18.  Extraordinary item net of tax                       -0-           -0-           -0-           -0-
19.  Cumulative effect of accounting
       changes                                           -0-           -0-           -0-           -0-
20.  Net Income                                        $ 305         $ 700         $ 274         $ 682

21.  Earnings per share                                $ .32         $ .73         $ .61         $1.32





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