Form 10QSB/A
period 1996-09-30
TIMBERLINE BANCSHARES INC
filed 1996-11-26
CIK 875270

[LIVE]




November 25, 1996


United States
Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, Virginia 22312-2413

Re: EDGAR Filing of 10-QSB for quarter ending 9-30-96

This transmission is to amend our filing Accession no. 0000875270-96-000010.

The FDC portion of the filing was not given a separate document number.




Respectfully,



Helen L. Gaulden
Senior Vice-President
Timberline Bancshares, Inc.








                                                         SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              TIMBERLINE BANCSHARES, INC.



                              s/ Robert J. Youngs
DATE: 11/25/96                 Robert J. Youngs, President & CEO



                              s/ Helen L. Gaulden
DATE: 11/25/96                 Helen L. Gaulden, Sr. Vice-President & Treasurer