Form 10KSB
period 1996-12-31
TIMBERLINE BANCSHARES INC
filed 1997-03-26
CIK 875270

[PERIOD]     12/31/96


                            FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended December 31, 1996

                                OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from     to

                  Commission File Number 33-40799

                    TIMBERLINE BANCSHARES, INC.
      (Exact Name of Registrant as specified in its charter)

                CALIFORNIA                 68-0269988
          (State of Incorporation)       (I.R.S. Employer
                                        Identification Number)
                        123 North Main St.
                      Yreka, California 96097
       (Address of Principal executive offices and zip code)

                          (916) 842-6191
       (Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $6,498,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of December 31,1996 of $9.75 the aggregate market value of voting stock held by non-affiliates is $5,793,820.50.

                  (ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDING DURING THE PAST FIVE YEARS)

                          Not applicable

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1996 there were 954,484 shares of common stock outstanding.
               DOCUMENTS INCORPORATED BY REFERENCE:

PART II, Item 7. - Annual report to security holders for fiscal year ended December 31, 1996.

PART III - Registrant's definitive Proxy Statement



                              PART I

ITEM 1.

Business

Timberline Bancshares, Inc. ("Corporation") was incorporated as a California Corporation on July 1, 1991 for the purpose of becoming a bank holding company of the Bank. The Corporation's executive offices are at 123 North Main St., Yreka, California and its telephone number is (916) 842-6191.

The Corporation's sole subsidiary is the Bank and its sole activities are the commercial banking activities engaged in through the Bank. As a bank holding company, the Corporation may in the future invest in additional banking subsidiaries or in those non-banking subsidiaries which are permissible for a bank holding company, subject to the required approvals of the Federal Reserve Board.

Business of the Bank

General.

The Bank was organized as a state chartered banking corporation on June
6, 1979 and commenced operations on June 23, 1980. It currently has eight banking offices, two ATM locations, and one loan production office. The banking offices consist of the main office located at 123 North Main Street, Yreka, California, a branch office located at 6701 N. Hiway 3, Greenview, California, a branch office located at 150 Alamo Ave., Weed, California, a branch office located at 328 Main Street, McCloud, California, a branch office located at 5800 Dunsmuir Ave., Dunsmuir, California, a branch office located at 3rd & California Streets, Dorris, California, a branch office located at 398 Main Street, Tulelake, California, and a branch office located at 309 N. Mt. Shasta Blvd., Mt. Shasta, California. The bank's ATMs are located in a twenty-four hour grocery store in Yreka, California, and a through-the-wall unit at the Tulelake Branch. All eight banking offices and the two ATMs are located in the County of Siskiyou. The loan production office is located at 1237
N. Riverside, Suite 25, Medford, Oregon.


Description of Business.

The Bank engages in the general commercial banking business. It accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, installment, mortgage and other term loans, and offers other customary banking services. The Bank does not offer trust services and does not presently intend to do so.


Market Area.

The Bank's primary market area and the source of most of its loans and deposits encompasses the County of Siskiyou, California. Additional lending, through the loan production office, encompass the southern sections of Jackson, Josephine and Klamath Counties in the State of Oregon.

Competition.

The banking business generally, and specifically in the market area served by the Bank, is highly competitive with respect to both loans and deposits. The Bank competes for loans and deposits with three major banks, as well as an independent bank, a regional bank, a savings bank, a credit union, mortgage companies, insurance companies and investment brokers. The Bank also competes with money market funds, which have provided significant competition for banks with respect to deposits. Other competition for deposits in today's low yield investment atmosphere are government issues. And while the Bank has maintained a steady increase in market share over the past ten years, further constraints to deposit and loan growth in the future will be the risked based capital and the loan to value guidelines imposed by the regulatory bodies.

At present in Siskiyou County, there are seven branches of major banks, two branches of a credit union, one branch of a regional bank, two branches of a savings bank and five branches of another independent bank. The Bank attempts to compete by offering personalized and specialized services to its customers. The Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community. The Bank further promotes its image by being very involved in local organizations and charities.

Employees.

At December 31, 1996, the Bank had 62 full-time and 8 part-time employees.

Supervision and Regulation of the Corporation.

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Board"). As a bank holding company, the Corporation must obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Corporation would own or control more than 5% of he voting shares of such bank. With certain limited exceptions, the Corporation is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board determines that such activities are so closely related to banking as to be a proper incident thereof.

The Corporation and any subsidiary which it may acquire or organize in the future are deemed to be affiliates of the Bank within the meaning set forth in the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, on investments by the Bank in any affiliate's stock and on the Bank's taking any affiliate's stock as collateral for loans to any borrower. All affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions that are consistent with safe and sound banking practices. In this regard, the Bank generally may not purchase from any affiliate a low-quality asset (as that term is defined in the Federal Reserve Act). Also, transactions by the Bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

The Corporation and the Bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, the Bank generally may not extend credit on the condition that the customer obtain some additional service from the Bank or the Corporation, or refrain from obtaining such service from a competitor.

The Bank.

As a state chartered entity, the Bank is subject to supervision, regulation and regular examination by the California State Banking Department. The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund, which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act and regulations of the FDIC.

The statutes and regulations administered by these agencies govern all aspects of the Bank's business, including required reserves against deposits, loans, investments, dividends, internal controls, and the establishment of new branches and other banking facilities.

Capital Regulations.

The regulatory authorities require banks and bank holding companies to maintain adequate capital and have adopted capital leverage guidelines for evaluating the capital adequacy of banks and bank holding companies. For bank holding companies with consolidated assets of less than $150,000,000 the capital guidelines are considered on a bank-only basis unless (a) the holding company is engaged in nonbank activity involving significant leverage, or (b) the parent company has a significant amount of
outstanding debt that is held by the general public.   With the enactment
of Section 38 of the FDI Act effective December 19, 1992 the guidelines for a well capitalized institution are measured as follows:
     (1) Total risk-based capital ratio of 10% or greater,
     (2) Tier 1 risk-based capital ratio of 6% or greater, and
     (3) leverage ratio of 5% or greater.
The capital requirement under California State Banking regulation for a state-chartered bank is a leverage ratio of 6.5% or greater.

Tier 1 capital is defined to consist primarily of common equity, retained earnings, and certain qualified perpetual preferred stock. Under risk-based capital guidelines assets are categorized according to risk and the various categories are assigned risk weightings. Assets considered to present less risk than others require allocation of less capital. In addition, off-balance sheet and contingent liabilities and commitments must be categorized and included as assets for this purpose.

The capital of the Bank as of year end 1996, 1995 and 1994 are as follows:



Capital Year End:         1996         1995           1994
Total Capital            13.67%       13.90%         12.24%
Tier One                 13.31%       12.91%         11.28%
Leverage                  8.63%        8.09%          7.47%



The risk-based guidelines and the leverage ratios may affect the allocation of the Bank's assets between various types of loans and investments, may affect the growth rate of the Bank, and may affect the payment of dividends in the future. However, management does not believe the affects will necessarily be adverse.

Impact of Accounting Policies.

Accounting standards as implemented by the Financial Accounting Standard Board can and do have an impact on the Bank's financial statements and, consequently, on management decisions. A prime example is the adoption of SFAS 115 "Accounting for certain investments in debt and equity securities."

As implemented, SFAS 115 requires banks to place investments in three categories; "Available for Sale", "Held to Maturity", and "Trading". Those investments placed in the Available for Sale and Trading categories must then be reported at market value. Unrealized holding gains and losses for trading securities shall be included in earnings. Unrealized holding gains and losses for available for sale securities shall be excluded from earnings and reported as a net amount in a separate component of Shareholders' Equity until realized. If an instrument in the Held to Maturity category is subsequently sold, then the whole portfolio may be reported at market value.

Historically, a bank's investment portfolio has been a very flexible tool used to manage liquidity, enhance tax positions, increase earnings, and as pledged to accept public fund deposits. Those funds placed in investments are the funds not used for loans, cash reserves and fed funds. In the past, a bank could, as loan demand rose, select an investment instrument to sell taking into consideration a gain or loss, the tax benefit, the reinvestment benefit, current market conditions, and the maturity schedule of the portfolio. With SFAS 115, a bank must now decide
- at time of purchase - which instruments it may sell in the future for liquidity management.

Another example is SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" which became affective in 1995. SFAS 114 requires that the impairment of a loan be measured by using the present value of expected future cash flows, discounted at the loan's effective interest rate to calculate "specific reserves" for loan loss as opposed to the Bank's general reserve. The exception is that collateral value may be used in place of cash flow.

As the greater portion of the Bank's loan portfolio is fully collateralized, the full impact of this accounting standard may not be deemed significant to the bank.

Impact of Monetary Policies.

Banking is a business in which profitability depends on rate differentials. In general, the difference between the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's investment portfolio and the interest rate paid by the Bank on its deposits and its other borrowings comprise the major portion of the Bank's earnings. To the extent that the Bank is not able to compensate for the increases in the cost of deposits and other borrowings with greater income from loans, securities and fees, the net earnings of the Bank will be reduced. The interest rates paid and received by the Bank are highly sensitive to many factors which are beyond the control of the Bank, including the influence of domestic economic conditions.

The earnings and growth of the Bank are also affected by the monetary and fiscal policy of the United States and its agencies. These agencies can and do implement national monetary policy, which is used in part to curb inflation and combat recession. Among the instruments of monetary policy used by these agencies are open market transactions in U.S. Government securities, changes in the discount rates of member bank borrowings and changes in reserve requirements. The actions of these agencies have had a significant effect on lending by banks, investments and deposits, and such actions are expected to continue to have a substantial effect in the future.
The nature and timing of any further changes in such policies and their impact on the Bank cannot be predicted.


New and Pending Legislation.

     Certain legislative and regulatory proposals which could affect the Corporation, the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the California State Legislature, and Federal and state government agencies. It is not known to what extent, if any, these proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals could subject the Corporation and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and increase its cost of doing business.

ITEM 2.

Properties

The Corporation properties do not exceed 10% of the total assets.

ITEM 3.

Legal Proceedings

Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than proceedings arising in the ordinary course of the Bank's business. None of these are expected to have a material impact on the financial position or results of operations of the Registrant.


ITEM 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders in the fourth quarter of 1996.

The annual report for year ending December 31, 1996 and the proxy statement for the annual meeting to be held on May 8, 1997 have been incorporated by reference to this report and are enclosed.

                              PART II

ITEM 5.

Market for Registrant's Common Equity and Related Stockholder Matters

The Corporation has 954,484 shares of common stock outstanding, held by approximately 1159 shareholders of record on December 31, 1996.

The directors and officers of the Corporation and the Bank hold 36.21% of the outstanding shares. The directors and officers have the right to acquire additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan.

The firm of Hoefer and Arnett, located in San Francisco, and Paine Webber of Chico are currently making a market in the stock. The stock is currently listed on NASDAQ as TBLC.

The following chart shows the high and low bid quotations and the volume of transactions on Timberline Bancshares, Inc. stock for the periods indicated, as reported by the market makers, and does not include privately negotiated transactions that were not conducted through market makers. This information has been provided to the Corporation by the market makers. The prices indicated below do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

Due to the lack of any significant trading and no established public market, this information should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future.

Dividends

It was the policy of management, during the initial years of the Bank's operations, to retain earnings, if any, for the purpose of increasing the capital resources of the Bank. Consequently, cash dividends were first paid in 1987. For the past three years dividends have been based on management's assessment of earnings after the external auditor had completed the year end audit.

In 1996 a $.50 per share cash dividend was paid in April, a 100% stock split was granted in June and a $.25 per share cash dividend was paid in October. In 1995 a $.50 per share cash dividend was paid in April based on the bank's performance in 1994, and a $.50 per share cash dividend was paid in October based on the performance of the first eight months of the year. In 1994 a 10% stock split was declared in March and issued in May based on year end 1993 performance and in September a $0.50 per share of stock cash dividend was declared and paid on October 1, 1994 based on the Bank's performance through the first eight months of 1994. In 1993 a 10% stock split was declared in April and issued in June based on year end 1992 performance. In 1992 a 10% stock split was declared in April and issued in June based on year end 1991 performance. There is no assurance that dividends will be paid again, or, if paid, what the amount of any such dividends will be.

The future dividend policy of the Corporation is subject to the discretion of the Board of Directors and will depend upon a number of factors, including earnings, financial condition, cash needs, general business conditions, and capital adequacy.

The Corporations's primary source of income is the receipt of dividends from the Bank. The Bank's ability to pay dividends will depend on the same general conditions as listed for the Corporation above.

ITEM 6.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Corporation's sole subsidiary is Timberline Community Bank ("Bank"), and its sole activities are the commercial banking activities engaged in through the Bank. The Bank commenced operations on June 23, 1980. It engages in the general commercial banking business, with special emphasis on the banking needs of the people in the communities it serves. The Corporation assumed control of the Bank on June 8, 1992.


Plan of Operation

It is the intention of the Corporation and Bank to continue operation as a full service bank to the communities in which it serves. As previously mentioned, the Bank has facilities in eight locations throughout Siskiyou County, California and a loan production office in Oregon.

Future plans are to increase market share in the areas served by the Bank, enhance services to the Bank's customers and maintain the Bank in a well-capitalized, well-run manner. In today's environment of electronic banking, the bank may initiate many changes in the present services in order to stay competitive. These decisions will be made as it is deemed necessary.

Result of Operations

The Corporation ended the year with net income of $912,000, which, after a 100% stock split in June of 1996, equates to $.97 earnings per share. The net income for 1996 is slightly lower than 1995 as the Bank continues to experience a softening of loan demand in the local area. This softening reflects the economy of the area as Siskiyou County has experienced downturn in the logging industry, and is historically slow to recover from general recessions.

Net Interest Income

The primary source of the Bank's income is the difference between (1) the interest earned on its loan and investment portfolio, occasionally interest bearing deposits with other banks and federal funds sold, and (2) the interest paid on deposits and other borrowed funds. This difference is referred to as net interest income, and is the first consideration to understand the factors that affect the Corporation's profitability. Interest income earned on loans, which includes loan fee income, is primarily a function of the amount of loans outstanding and the rates prevailing on these loans. Interest paid on deposits depends on the composition of the deposit base and the rates paid to attract deposits.

Interest income on loans includes loan fees which are a product of origination and commitment fees and certain direct loan origination costs. Portions of these fees are deferred and amortized over the life of the loan as an adjustment of the loan's yield. The deferred fee balances, in thousands, are as follows: December 1996 - $66; December 1995 - $123; December 1994 - $174. These fees are netted out of total loans on the Bank's balance sheets for these periods.

Overall loan portfolio yields are affected by deferred loan fees. As stated above, these fees are amortized to income over the life of the loan with which they are associated and serve to increase loan portfolio yield. The allowance for loan losses has no direct effect on yield. Loans carried as non-accrual serve to reduce the portfolio yield as the balance of a non-accrual loan is maintained in the loan total but no interest is accrued.

Net interest income, in addition to changes in interest rates, is also affected by the general mix of interest bearing assets and interest bearing liabilities. The differences in the earning assets from year to year depend on such factors as loan demand in the different categories such as more demand for commercial loans, less demand for installment loans, or possibly less demand for loans overall.

In the past couple of years, the Bank has seen a steady decline in loan demand as the general public reacted to the uncertain economic conditions, changes in rates initiated by the Federal Reserve Bank, and competition from other lending entities.
The Bank's excess funds are then invested in other instruments such as securities and fed funds sold. This can result in a smaller point spread between rates earned and rates paid, thus reducing net income. On the deposit or rates paid mix, today's sophisticated depositor is continually looking for the best rates available. This dictates, to a certain degree, the rates a Bank pays on deposits in order to retain the depositor, which in turn has a direct affect on net interest income.

Non-Interest Income

Non-interest income is derived primarily from service charges on deposit accounts, fees for processing collections for customers, fees for services provided to customers such as notary, use of copy machine, use of fax, legal process fees, charges for safe deposit box rental, sale of travelers checks, check cashing fees for non-bank customers, and other charges of a similar nature. Other non-interest income can be from gain on sales of investments and assets. Non-interest income can fluctuate from year to year because of many factors, including volume of accounts being service charged, amount of legal research done from year to year, or investments held or sold from year to year.

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy expense, equipment expense, legal fees, assessment fees, supplies, and the general expenses required for the operation of the Corporation and the Bank.

Significant Element of Loss

None.

Future Trends

The Bank has experienced the steady decline in lending due to competition from credit unions, auto companies financing their own products, people shifting small credits to credit cards and greater competition for lending dollars from sources other than banks entering the real estate and commercial lending markets.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry. Since the Bank lends commercially in California and Southern Oregon, management also believes that the commercial lending is not concentrated in any one economic area and therefore is not subject to economic swings in any one given area.

It is the Bank's policy to collateralize all loans unless, in management's estimation, the credit worthiness, cash flow and character of the borrower justify extension of credit on an unsecured basis. Management recognizes the inherent risk in making unsecured loans but, in management's judgement, such unsecured loans are justified based on the credit worthiness and financial strength of the borrowers. So called "character" loans comprise a very small percentage of the Bank's commercial portfolio, however, as the Bank prefers to follow the loan-to-value ratio guidelines as set by the regulatory authorities.

Management believes that its secured loans are adequately collateralized to minimize loss in the event of default in payment of interest or principal.

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates and limiting the maturity of most loans, or establishing a short call period on a longer maturity.

The Bank makes daily estimates of cash funding requirements and attempts to maintain adequate cash reserves to cover foreseeable liquidity demands.

Interest rate risk can be reduced through the practice of making variable interest rate loans which are tied to some outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. Approximately 75.0% of the Bank's portfolio are comprised of loans with adjustable rates.

Deposits

The Bank relies primarily on deposits to fund borrowers' needs. The deregulation of interest rates on deposit accounts has resulted in a continuing shift from non-interest bearing to interest bearing accounts. This shift of funds has increased and will continue to increase the cost of deposits to banks generally as well as this Bank.

The Bank obtains deposits primarily from local businesses, loan customers, senior citizens, general customers that enjoy banking with a community bank, and personal contacts by directors, officers and the Bank's involvement in community organizations. The Bank does not have any brokered deposits.

Liquidity

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise.

The Bank's liquidity is monitored on a daily basis. At December 31, 1996, cash and due from banks, and federal funds sold constituted 23.11% of total assets. Add the funds in investments and the total is 43.75% of total assets. In addition, the Bank has an unused federal funds line of credit for $2,000,000 with a correspondent institution. At year end 1996 the Bank's loan to deposit ratio was 55.7%.

Inflation

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation affects the Corporation by increasing the cost of operations.

Effects of Economic Changes

The client base of the bank, management feels, is broad enough to minimize the effects economic changes may have on the area. The economy of the area encompasses ranching, farming, the timber industry, tourism, and a large base of governmental agencies.

ITEM 7.

Financial Statements

Incorporated by reference to the Annual Shareholders Report enclosed.

Other Selected Financial Data

 I. Distribution of Assets, Liabilities and Stockholders' Equity; interest rates and interest differential

                    A.  AVERAGE BALANCE SHEETS
                          (in thousands)

                                       1996                1995
      ASSETS
Cash and Due from Banks
  (Non-interest bearing)             $ 5,241             $ 4,356
Taxable Investment Securities
  Available for Sale                   6,249               6,931
  Held to Maturity                     4,544               6,853
Non-taxable Investment Securities
  Available for Sale                     770                 415
  Held to Maturity                     5,856               5,482
Fed Funds Sold                        13,025               4,371
Cash Value Life Insurance              1,228               1,167
Loans - Net of unearned
  loan fees            38,700         42,321
Allowance for Loan Losses               (484)               (495)
Fixed Assets net of
  accumulated depreciation             2,158               2,709
Other Assets                           1,266                 906
   TOTAL ASSETS                      $78,553             $75,016

      LIABILITIES
Demand Deposits                      $13,412             $13,130
Interest Bearing
  Demand Deposits      10,599         10,047
Savings Deposits       35,192         36,490
Time Deposits                         12,369               9,598
Non Interest Bearing                     -0-                 -0-
Other liabilities                        432                 362
      TOTAL LIABILITIES               72,004              69,627

      CAPITAL
Contributed Capital                    2,294               2,294
Additional Paid in Capital               510                 329
Retained Earnings                      3,745               2,766
      TOTAL CAPITAL                    6,549               5,389
      TOTAL LIABILITIES
        AND CAPITAL                  $78,553             $75,016

                 B. ANALYSIS OF INTEREST EARNINGS
                     ($ amounts in thousands)

INTEREST EARNED AND AVERAGE YIELD
                                              1996               1995

                                         $        %          $          %
Taxable Investment Securities
  Available for Sale                      365                 384
   Yield                                         5.69                  5.54
  Held to Maturity                        305                 469
      Yield                                      6.43                  6.84
Non Taxable Securities
  Available for Sale                       42                  23
   Yield                                         5.33                  5.54
  Held to Maturity                        292                 278
   Yield                                         5.05                  5.07
Fed Funds Sold                            691                 250
   Yield                                         5.10                  5.72
Cash Value Life Insurance                  69                  69
   Yield                                         5.54                  5.91

Loans                                   4,091               4,861
   Yield (after allowance)                      10.45                 12.11

AVERAGE YIELD
   ALL Interest Earning Assets                   8.94                  9.34

INTEREST PAID AND AVERAGE RATE

Demand Deposits                           182                 219
   Rate                                          1.75                  2.18
Savings Deposits                        1,237               1,546
   Rate                                          3.50                  4.24
Time Deposits                             592                 467
   Rate                                          4.29                  4.87

AVERAGE RATE PAID                                3.86                  3.98
Average Including Non Interest Deposits          2.79                  3.22

NET YIELD ON INTEREST EARNING ASSETS             5.08                  5.36





NOTE: For the purpose of the above analysis, non-accruing loans are included within the loans total unless written off. Non-accruing loans are discussed in C - Risk Elements.

            C.  ANALYSIS OF ACTUAL CHANGES IN INTEREST

Income and Expense and allocation between volume and rate

                                    Allocation          Allocation
                                    to change           to change
                                    in Volume             in Rate

                                        1996                1995
   Income
Taxable Investment Securities
   Available for Sale                    (19)                 14
   Held to Maturity                     (164)                (22)
Non-Taxable Investment Securities
   Available for Sale                     19                  11
   Held to Maturity                       14                  53
Fed Funds Sold                           440                  70
Cash Value Life Insurance                -0-                  21
Loans (After Allowance)                 (770)                (55)

   Expense
Demand Deposits                          (37)                (24)
Savings Deposits                        (309)                 50
Time Deposits                            125                  46



   Income                                1995                1994
Taxable Investment Securities
   Available for Sale                     14                 (58)
   Held to Maturity                      (22)                313
Non-Taxable Investment Securities
   Available for Sale                     70                 -0-
   Held to Maturity                       11                 126
Fed Funds Sold                            53                  29
Cash Value Life Insurance                 21                  24
Loans (After Allowance)                  (55)                (58)

   Expense
Demand Deposits                          (24)                  1
Savings Deposits                          50                 190
Time Deposits                             46                 (69)




NOTE:   Variances attributable to simultaneous rate and volume changes are allocated equally.

The above analysis does not include any out of period items or adjustments. Loan fees are not included in interest income. Return on tax exempt income is actual and has not been adjusted to a tax equivalent basis.

 II.  INVESTMENT PORTFOLIO

A. The Book value of each category of investment security for the two years is shown in "Note - 3 - Investment Securities" in the audited financial statements incorporated by reference in the annual report.

B.  Maturity and Yield Characteristics
                                            1996                 1995

                                             Average                Average
                                         Cost  Yield         Cost     Yield
Taxable Investment Securities
  Available for Sale
  US Treasury's
    Maturing in one year or less        1,000   5.23        1,998      5.58
    Maturing in one to five years         -0-    -0-          -0-       -0-
  US Agencies & Corporations
    Maturing in one year or less          250   5.99        3,583      4.97
    Maturing in one to five years       4,500   5.98        1,250      5.41
  Held to Maturity
  US Agencies & Corporations
    Maturing in one year or less          750   5.97          750      6.36
    Maturing in one to five years       2,631   6.86        2,807      5.92
    Maturing in five to ten years         -0-    -0-        1,732      7.49
  State and Political Subdivisions
    Maturing in one year or less          -0-    -0-          200      5.05
  Corporate Bonds
    Maturing in over ten years            -0-    -0-           48      9.24
Non-Taxable Securities
  Available for Sale
  State and Political Subdivisions
    Maturing in one year or less           65   7.75          250      7.25
    Maturing in one to five years         548   6.25          165      6.25
    Maturing in five to ten years          93   4.30          -0-      -0-
  Held to Maturity
  State and Political Subdivisions
    Maturing in one year or less          570   5.33          304      5.17
    Maturing in one to five years       5,118   4.65        3,165      4.99
    Maturing in five to ten years         505   5.51        1,923      5.23
    Maturing in over ten years            -0-    -0-           90      6.17


Tax exempt income is actual and has not been adjusted to a tax equivalent basis.


C. No investment at December 31, 1996, in the aggregate, in any one issue exceeds 10% of stockholders' equity. The term "issuer" does not include the US Government or its political subdivisions and agencies as defined in the instructions.

 III.   LOAN PORTFOLIO


                          A.  LOAN TYPES

                                                  December 31,
                                                1996         1995

Commercial, Financial and Agricultural       $34,188      $32,032
Real Estate Construction                         567        1,566
Real Estate Mortgage                           3,025        3,566
Installment Loans to Individuals
(Including overdraft lines)                    1,484        2,484
   TOTAL                                     $39,264      $39,648






                B.  MATURITIES AND SENSITIVITIES OF
                LOANS TO CHANGES IN INTEREST RATES
                      FOR SELECTED LOAN TYPES

                                               December 31,
   LOAN TYPES                          1996                1995

Commercial, Financial and Agricultural
   Due within one year                $26,293             $ 5,829
   Due one to five years                7,795              24,483
   Due over five years                    667               1,720
   Total                              $34,755             $32,032

Interest rate
   Fixed rate                         $ 8,736             $11,438
   Floating rate                       26,019              20,594
   Total                              $34,755             $32,032

Real Estate Construction
   Due within one year                $ 2,481             $ 1,566
   Due one to five years                  -0-                 -0-
   Due over five years                    -0-                 -0-
   Total                              $ 2,481             $ 1,566

Interest Rate
   Fixed rate                         $   -0-             $   -0-
   Floating Rate                        2,481               1,566
   Total                              $ 2,481             $ 1,566

                         C. RISK ELEMENTS

1.  NONACCRUAL, PAST DUE AND RESTRICTED LOANS
                                         1996                1995
   a.  Loans accounted for on a
    nonaccrual basis                      -0-                 334
   b.  Accruing loans past due 90
    days or more                          296                 -0-
   c.  Troubled Debt restructured         -0-                 -0-

    Gross income that would have occurred
    if the above notes were paid according
    to note terms

    a.  Nonaccrual                        -0-                  27
    b.  Troubled Debt                     -0-                 -0-

    Income accrued and included in net
    income

    a.  Nonaccrual                        -0-                 -0-
    b.  Troubled debt                     -0-                 -0-

    NON ACCRUAL LOAN POLICY - Management's policy on placing loans on nonaccrual status is discussed in the audited financial statements, "Note 1 - Summary of Significant Accounting Policies."

2.  POTENTIAL PROBLEM LOANS

    At the end of the current period the Bank has a potential problem loan for $118 that is collateralized by accounts reveivables and inventory.
The bank anticipates a net loss potential of $8. All other loans with known problems are disclosed above.

3.  FOREIGN LOANS

    The Bank never has had and does not anticipate ever having foreign loans, so this section does not apply.

4.   LOAN CONCENTRATIONS

    All loan concentrations are shown in IIIA of this report.


                 D.  OTHER INTEREST BEARING ASSETS

    None.

 IV.   SUMMARY OF LOAN LOSS EXPERIENCE

                                               1996         1995

A.  Balance at January 1                      $ 475        $ 473
   Loans Charged Off
    Commercial, Financial and
      Agricultural                                           (37)
    Installment loans to Individuals             (4)         (10)
    Real Estate - Mortgage                       -0-          -0-
   Recoveries
    Commercial                                     1            7
    Installment                                    4            1
   Net Charge Offs                                 1          (39)
   Additional Charges to Operations               15           41
     Balance at December 31                    $ 491        $ 475

   Ratio of Net charge offs to
   loans outstanding                            0.02%       0.100%

For a discussion of the factors that describe managements determination of the addition to the allowance for loan losses see the notes to the Audited Financial Statements, "Note - 1 - Summary of Significant
Accounting Policies."


B. The following table sets forth the allocation for loan losses for the years ended. It should not be construed that the amount allocated to a particular segment is the only amount available against the loan portfolio. In addition, the amounts allocated by segment may not be indicative of future charge off trends.

                                       1996                1995
                                             Percent                  Percent
                                      Amount of Total     Amount      of Total
Commercial, Financial
   and Agricultural                 $ 31,258  79.74%    $ 32,032       80.79%
Real Estate Construction               2,481   6.33        1,566        3.95
Real Estate Mortgage                   3,140   8.01        3,566        8.99
Installment loans to
   individuals                         2,319   5.92         2,484       6.27
   TOTAL                            $ 39,198 100.00      $ 39,648     100.00


 V.  DEPOSITS
                                       1996                1995
                                    Average   Average     Average       Average
                                    Balance Rate Paid     Balance     Rate Paid

Noninterest Bearing
  Demand Deposits                    13,412      -0-       13,130          -0-
Interest Bearing
  Demand Deposits                    10,599    1.75%       10,047        2.18%
Savings Deposits                     35,192    3.50%       36,490        4.24%
Time Deposits                        12,369    4.29%        9,598        4.53%

MATURITY OF TIME DEPOSITS OVER $100,000

                                                1996                    1995

   Three months or less                        $ 359                   $ 221
   Over three under six months                 1,697                   1,032
   Over six under twelve months                  241                     183
   Over twelve                                   111                     365

 VI.  RETURN ON EQUITY AND ASSETS

   1.  Return on Average Assets                1.16%                    1.25%
   2.  Return on Equity                       16.62%                   17.40%
   3.  Dividend Payout Ratio                  52.08%                   47.84%
   4.  Equity to Asset Ratio                   8.55%                    7.18%

VII.  SHORT TERM BORROWING

   1.  Amounts outstanding
       at year end                               -0-                      -0-
   2.  Maximum at any month end                  -0-                      -0-
   3.  Average amount outstanding
       for year                                  -0-                        8
       Average interest paid                     -0-                     3.15%


ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                             PART III

ITEM 9.

Directors of the Registrant

Incorporated by reference to the enclosed Proxy Statement for annual meeting to be held May 8, 1997.

Each director is elected by Shareholder vote to a term of one year.

No director has been involved in material legal proceedings in the last five years.

Executive Officers

Robert J. Youngs                 62   President and Chief Executive Officer
President, Chief Executive            and Director of the Bank since June
Officer of the Bank and               1, 1983.
the Corporation, Director
of the Bank and Corporation

Roger B. Ebert                   62   Senior Vice President and Loan Admin-
Senior Vice President                 istrator of the Bank since February
and Loan Administrator                of 1983.
of the Bank

Helen L. Gaulden                 56   Senior Vice President/Cashier of the
Senior Vice President                 Bank since January 1985.  Joined the  and
Cashier of the Bank                   Bank at its inception in June 1980.
Vice President and Treasurer
of the Corporation


Each executive officer is appointed to a one year term at the annual organizational meeting by the board of directors.

No executive officer has been involved in material legal proceedings for the last five years.

ITEM 10.

Executive Compensation

Incorporated by reference to the enclosed Proxy Statement for the annual meeting to be held May 8, 1997.


ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

The Corporation knows of no person who is the beneficial owner of more than 5% of the Corporation's outstanding shares who is not a director or management.

Ownership of directors and management is incorporated by reference to the enclosed Proxy Statement for the annual meeting to be held May 8, 1997.

ITEM 13.

Certain Relationships and Related Transactions

The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. In addition, loans to insiders, such as officers, directors, and certain other persons are subject to limitations and requirements as set by the regulatory agencies that oversee the Corporation and the Bank.



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TIMBERLINE BANCSHARES, INC.



                                      By /S/ Robert J. Youngs

                                        Robert J. Youngs, President &
                                        CEO and Director of the Corporation
                                        and the Bank



                                             3/25/97
                                              Date






























Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.



 /s/ Robert E. Banning                        Date           3/25/97
Robert E. Banning,

Board of Directors

 /s/ Richard S. Day                            Date          3/25/97
Richard S. Day, Secretary
Board of Directors

 /s/ Charles J. Cooley                         Date          3/25/97
Charles J. Cooley,
Board of Directors

 /s/ Gareld J. Collins                         Date          3/25/97
Gareld J. Collins
Board of Directors

 /s/ Norman E. Fiock                           Date          3/25/97
Norman E. Fiock, Chairman of the
Board of Directors

 /s/ Don L. Hilton                             Date          3/25/97
Don L. Hilton
Board of Directors

 /s/ Elmo M. Smith                             Date          3/25/97
Elmo M. Smith
Board of Directors

 /s/ Helen L. Gaulden                          Date          3/25/97
Helen L. Gaulden, Treasurer
Sr. Vice President of Corporation
Sr. Vice President/Cashier of Bank