Form 10QSB
period 1997-03-31
TIMBERLINE BANCSHARES INC
filed 1997-04-28
CIK 875270

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 1997

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from       to

                         Commission file number  33-40799

                 TIMBERLINE BANCSHARES, INC.
   (Exact name of small business issuer as specified in its charter)

          California                                 68-0269988
(State or other jurisdiction of                (IRS Employer Identification No.)
of incorporation or organization)

         123 N. Main Street   P. O. Box 1087, Yreka, Ca 96097
               (Address of principal executive offices)

      ( 916 )              842-6191
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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    957412









                    PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                      TIMBERLINE BANCSHARES, INC.
                           INCOME STATEMENT
                           Periods Indicated


                                               Year            Prior Year
                                             to Date              to Date
                                             03/31/97            03/31/96
 1.  Interest and Fees on Loans              $ 1,064             $ 1,097
 2.  Interest on Securities:
       Held to Maturity                          101                 107
       Available for Sale                        134                 151
 3.  Trading Account interest                    -0-                 -0-
 4.  Other interest                              183                 175
 5.  Total Interest Income                     1,482               1,530
 6.  Interest on Deposits                        493                 540
 7.  Interest on short term borrowing            -0-                 -0-
 8.  Interest on long term debt                  -0-                 -0-
 9.  Total Interest Expense                      493                 540
10.  Net Interest Income                         989                 990
11.  Provision for Loan Losses                   -0-                 -0-
12.  Net Interest Income after
      Provision for loan losses                  989                 990
13.  Other Income                                114                 115
14.  Other Expenses                              843                 777
15.  Income before Tax                           260                 328
16.  Income Tax Expense                           82                 113
17.  Income before extraordinary
       item                                      178                 215
18.  Extraordinary item net of tax               -0-                 -0-
19.  Cumulative effect of accounting
       changes                                   -0-                 -0-
20.  Net Income                               $  178              $  215

21.  Earnings per share                       $  .22               $ .46




Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.

                      TIMBERLINE BANCSHARES, INC.
                             BALANCE SHEET
                                03/31/97


     ASSETS                                      03/31/97           03/31/96
 1.  Cash and Due from Banks                     $ 4,135            $ 5,331
 2.  Interest Bearing Deposits other banks           -0-                -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement           14,600             13,800
 4.  Trading Account Assets                          -0-                -0-
 5.  Other short-term investments                  1,263              1,208
 6.  Investment securities:
          Available for Sale                       8,397              7,469
          to be Held to Maturity                   8,009             10,189
 7.  Loans, Total                                 39,961             37,743
          Allowance for loan losses                 (489)              (476)
          Unearned Income                            (57)               (91)
 8.  Premises and Equipment                        2,075              2,200
 9.  Due from customers on acceptances               -0-                -0-
10.  Other assets                                  1,370              1,236
11.  Total Assets                                $79,264            $78,609


     LIABILITIES

12.  Deposits, non-interest bearing              $12,742            $12,567
               Interest bearing                   59,108             59,200
13.  Short-term borrowing                            -0-                -0-
14.  Bank Acceptances outstanding                    -0-                -0-
15.  Other liabilities                               465                581
16.  Long-term debt                                  -0-                -0-
17.  Commitments and contingent liabilities          -0-                -0-
18.  Minority Interests                              -0-                -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                            -0-                -0-
21.  Common Stock                                  2,294              2,294
       Additional Paid in Capital                    530                485
22.  Other Shareholders equity                     4,125              3,482
23.  Total Liabilities and Shareholders Equity   $79,264            $78,609

                      TIMBERLINE BANCSHARES, INC
                        STATEMENT OF CASH FLOWS
                         For Periods Indicated

                                                  Year             Prior Year
                                                 to Date             to date
                                                03/31/97            03/31/96

Cash Flow from Operating Activities
     Net Income                                   $ 178              $  215
     Non-cash items included in income
       Depreciation                                  45                  47
       Net change in Bad Debt Provision              (3)                  1
     (Increase)Decrease in:
       Other Assets                                 141                  61
     Increase(Decrease) in:
       Accrued Expenses                              35                 118
     Prior period adjustment                        -0-                 -0-

       Net cash provided by operations              396                 442

Cash Flow from Investing Activities
     Increase(Decrease) in:
          Deposits                                1,582              1,936
     (Increase)Decrease in:
          Securities - Held For Sale             (1,991)              (173)
                     - Held to Maturity           1,565                821
          Federal Funds Sold                     (1,900)            (3,600)
          Loans                                    (706)             1,930
     (Purchase)Sale of Fixed assets                 (23)               (47)
Net cash (used for) provided by
     investing activities                        (1,473)               867

Cash Flow from Financing Activities
     Dividends Paid                                 -0-                -0-
     Additional Paid in Capital                      10               (241)
                                                                       100
Net cash (applied to)provided by
     financing activities                            10               (141)

Net cash increase(decrease) in cash
     and due from banks                          (1,067)             1,168

Cash and Due from Banks at
     beginning of year                            5,202              4,163

Cash and Due from Banks at
     end of period                              $ 4,135            $ 5,331

Item 2.  Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation

     It is the intention of management that its wholly-owned subsidiary, Timberline Community Bank, shall continue to function much as it has in the past. When formed in June 1980, it was the intent of the Bank to serve the needs of the communities of the County. This intention has not changed.


     Efforts of management will now be concentrated on serving the customer base with the personal service that only a community oriented bank can offer. It will maintain and/or enhance the products most suited to the needs of the community while continuing the profitability of the past 15 years.


(b) Management's Discussion and Analysis of Financial condition and Results of Operations

     As is indicated by the financial statements, the Bank is maintaining the steady growth in size and maintaining a respectable level of income as it has enjoyed in the past.

     The changes in income and expense from 1997 to 1996 are minimal in most categories and can be attributed to the changes in interest rates, both earned and paid, the normal changes that occur with growth, and increases in operating expenses due rising prices, continued compliance with regulatory requirements and FASB rulings.

     The Bank has experienced in the past year a steadily declining loan demand in the county, and is therefore experiencing an increased investment portfolio and liquidity. This has changed the point spread that the Bank has averaged for the past several years from an average of 5.40% to 5.04%. An aggressive loan program, participation in an affinity card program with another institution plus adjustments to interest rates paid should effectively counter these conditions in 1997.

     At the March meeting, the Board of Directors of the Holding Company, declared the shareholders of record of March 14, 1997 eligible to vote at the annual meeting to be held May 8, 1997. Proxy statements and annual reports as submitted to the SEC with the 10KSB for 1996 were mailed to the shareholders on April 12, 1997.

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


                                              TIMBERLINE BANCSHARES, INC.


Date  4/28/97                                  \s\ Robert J. Youngs
                                               Robert J. Youngs, President
                                                                 & CEO


Date   4/28/97                                 \s\ Helen L. Gaulden
                                               Helen L. Gaulden, Sr. Vice
                                               President and Treasurer