Form 10QSB
period 1997-06-30
TIMBERLINE BANCSHARES INC
filed 1997-07-25
CIK 875270

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         For the quarterly period ended JUNE 30, 1997

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    1,003,112





                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         TIMBERLINE BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENT
                              Periods Indicated

($ in thousand except per share)
                                                             Prior     Prior
                                                    Year      Year      Year
                                         Quarter     to      Quarter     to
                                          End       Date      End       Date
                                        06/30/97  06/30/97  06/30/96  06/30/96

 1.  Interest and Fees on Loans          1,111     2,175     1,062     2,159
 2.  Interest On Securities
     Held to Maturity                      182       283       157       309
     Available for Sale                    120       254        86       192
 3.  Trading Account interest              -0-       -0-       -0-       -0-
 4.  Other interest                        129       312       178       353
 5.  Total Interest Income               1,542     3,024     1,483     3,013
 6.  Interest on Deposits                  510     1,003       496     1,036
 7.  Interest on short term borrowing      -0-       -0-       -0-       -0-
 8.  Interest on long term debt            -0-       -0-       -0-       -0-
 9.  Total Interest Expense                510     1,003       496     1,036
10.  Net Interest Income                 1,032     2,021       987     1,977
11.  Provision for Loan Losses             -0-       -0-       -0-       -0-
12.  Net Interest Income after
        Provision for loan losses        1,032     2,021       987     1,977
13.  Other Income                          109       223       118       234
14.  Other Expenses                        844     1,691       772     1,549
15.  Income before Tax                     297       553       333       662
16.  Income Tax Expense                     40       122       153       267
17.  Income before extraordinary item      257       431       180       395
18.  Extraordinary item net of tax         -0-       -0-       -0-       -0-
19.  Cumulative effect of accounting
       changes                             -0-       -0-       -0-       -0-
20.  Net Income                         $  257    $  431    $  180    $  395

21.  Earnings per share                 $  .26    $  .43    $  .35    $  .77





Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.



                                   -1-


                        TIMBERLINE BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEET
                                  06/30/97


($ in thousand)

     ASSETS

 1.  Cash and Due from Banks                                  $ 5,016
 2.  Interest Bearing Deposits other banks                        -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement                         6,500
 4.  Trading Account Assets                                       -0-
 5.  Other short-term investments                               1,276
 6.  Investment securities
     Held for Sale                                             13,925
     Held to Maturity                                           7,989
 7.  Loans, Total                                              42,728
          Allowance for loan losses                              (488)
          Unearned Income                                         (64)
 8.  Premises and Equipment                                     2,256
 9.  Due from customers on acceptances                            -0-
10.  Other assets                                               1,228
11.  Total Assets                                            $ 80,366


     LIABILITIES

12.  Deposits, non-interest bearing                          $ 14,227
          Interest bearing                                     58,540
13.  Short-term borrowing                                         -0-
14.  Bank Acceptances outstanding                                 -0-
15.  Other liabilities                                            462
16.  Long-term debt                                               -0-
17.  Commitments and contingent liabilities                       -0-
18.  Minority Interests                                           -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                                         -0-
21.  Common Stock                                               2,980
22.  Other Shareholders equity                                  4,157
23.  Total Liabilities and Shareholders Equity                $ 80,366


Note:  Held for Sale amount stated net of unrealized loss of $9.




                                       -2-
                            TIMBERLINE BANCSHARES, INC
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              For Periods Indicated

                                                  Year          Year
($ in thousand)                                  to Date       to Date
                                                 06/30/97      06/30/96

Cash Flow from Operating Activities
     Net Income                                   $ 435         $ 395
     Non-cash items included in income
     Depreciation                                    93            95
          Net change in Bad Debt Provision           (3)            4
          Cumulative effect of accounting
          change
     (Increase)Decrease in:
          Other Assets                               52            37
     Increase(Decrease) in:
          Accrued Expenses                           32            31
     Prior period adjustment                        -0-           -0-

     Net cash provided by operations                609           562

Cash Flow from Investing Activities
     Increase(Decrease) in:
          Deposits                                2,499         2,038
     (Increase)Decrease in:
          Securities:  Held for Sale             (7,493)          240
                    Held to Maturity              1,585           (36)
          Federal Funds Sold                      6,200        (2,500)
          Loans                                  (3,466)        1,418
          (Purchase)Sale of Fixed assets            (35)          (95)


     Net cash (used for) provided by
     investing activities                          (710)        1,065

Cash Flow from Financing Activities
     Dividends Paid                                (251)         (249)
            Additional Paid In Capital              166           135

     Net cash (applied to)provided by
            financing activities                    (85)         (114)
     Net cash increase (decrease) in cash
     and due from banks                            (186)        1,513

Cash and Due from Banks at
     beginning of year                            5,202         4,163

Cash and Due from Banks at
     end of period                               $5,016        $5,676



                                       -3-

Item 2.  Management's Discussion

(a) Plan of Operation

Timberline Bancshares management is an "overlay" of its wholly-owned subsidiary, Timberline Community Bank, and therefore shares the same concepts regarding growth of the institution, protection and preservation of assets, shareholder enhancement, and fulfilling the joint mission statement to assist the communities which we serve.

(b)

We continue our history of sustained, manageable growth and are seeing a turn around in loan demand, which has been on a decline for the past few years. This gradual repositioning of earning assets is reflected in the increase in net income over the same period last year.

The per share earnings change is due to exercising of stock options by directors and employees which increased the outstanding shares some 48 thousand shares.

The holding company intends to continue its excellent dividend Payment Rate (adjusted for stock dividend) which is essentially equal to one half of per share net earnings. Our current dividend policy of semi annual cash payments began in October 1994 and has been consistently maintained since.




































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


                              TIMBERLINE BANCSHARES, INC.




Date   7/24/96                 /s/ Robert J. Youngs
                               Robert J. Youngs,  President & CEO




Date  7/24/96                  /s/ Helen L. Gaulden
                               Helen L. Gaulden, Sr. V. P. & Treasurer