Form 10QSB
period 1997-09-30
TIMBERLINE BANCSHARES INC
filed 1997-10-27
CIK 875270

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         For the quarterly period ended SEPTEMBER 30, 1997

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

        123 N. Main Street,   P. O. Box 1087, Yreka, Ca 96097
               (Address of principal executive offices)

                             (916) 842-6191
                    (Issuer's telephone number)


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

(Amounts stated in thousands)

                                        Quarter    Year       Prior     Prior Yr
                                         Ended    to Date   Quarter End  to Date
                                       09/30/97   09/30/97   09/30/96   09/30/96

 1.  Interest and Fees on Loans         $1,180     $3,355     $1,087     $3,246
 2.  Interest On Securities
     Held to Maturity                      216        499        210        519
        Available for Sale                 113        367        111        303
 3.  Trading Account interest              -0-        -0-        -0-        -0-
 4.  Other interest                        146        458        173        526
 5.  Total Interest Income               1,655      4,679      1,581      4,594
 6.  Interest on Deposits                  539      1,542        501      1,537
 7.  Interest on short term borrowing      -0-        -0-        -0-        -0-
 8.  Interest on long term debt            -0-        -0-        -0-        -0-
 9.  Total Interest Expense                539      1,542        501      1,537
10.  Net Interest Income                 1,116      3,137      1,080      3,057
11.  Provision for Loan Losses             -0-        -0-         15         15
12.  Net Interest Income after
      Provision for loan losses          1,116      3,137      1,065      3,042
13.  Other Income                          108        331         60        294
14.  Other Expenses                        826      2,517        759      2,308
15.  Income before Tax                     398        951        366      1,028
16.  Income Tax Expense                    123        245         61        328
17.  Income before extraordinary
       item                                275        706        305        700
18.  Cumulative effect of accounting
       changes                             -0-        -0-        -0-        -0-
19.  Net Income                          $ 275      $ 706      $ 305      $ 700

20.  Earnings per share                  $ .27      $ .70      $ .30      $ .70








Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.


                        TIMBERLINE BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEET
                                  09/30/97
(Amounts stated in thousands)


     ASSETS

 1.  Cash and Due from Banks                            $ 5,736
 2.  Interest Bearing Deposits other banks                  -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement                  10,200
 4.  Trading Account Assets                                 -0-
 5.  Other short-term investments                         1,289
 6.  Investment securities
     Held for Sale                                       14,848
     Held to Maturity                                     7,215
 7.  Loans, Total                                        42,812
          Allowance for loan losses                        (470)
          Unearned Income                                   (70)
 8.  Premises and Equipment                               2,141
 9.  Due from customers on acceptances                      -0-
10.  Other assets                                         1.319
11.  Total Assets                                       $85,020


     LIABILITIES

12.  Deposits, non-interest bearing                     $16,220
          Interest bearing                               60,889
13.  Short-term borrowing                                   -0-
14.  Bank Acceptances outstanding                           -0-
15.  Other liabilities                                      495
16.  Long-term debt                                         -0-
17.  Commitments and contingent liabilities                 -0-
18.  Minority Interests                                     -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                                   -0-
21.  Common Stock                                         2,980
22.  Other Shareholders equity                            4,436
23.  Total Liabilities and Shareholders Equity          $85,020







Note:  Held for Sale amount stated net of unrealized loss of $2.





                            TIMBERLINE BANCSHARES, INC
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              For Periods Indicated

(Amounts stated in thousands)
                                                  Year                  Year
                                                 to Date              to date
                                                 09/30/97             09/30/96

Cash Flow from Operating Activities
     Net Income                                     $706               $ 700
     Non-cash items included in income
     Depreciation                                    194                 143
     Net change in Bad Debt Provision                (21)                 15
     Cumulative effect of accounting
          change
     (Increase)Decrease in:
          Other Assets                               205                 (26)
     Increase(Decrease) in:
          Other Liabilities                           65                   1

            Net cash provided by operations        1,149                 833

Cash Flow from Investing Activities
     Increase(Decrease) in:
          Deposits                                 6,841               2,531
     (Increase)Decrease in:
          Short Term Investments                     (40)                (43)
          Securities: Held for Sale               (8,408)                271
                   Held to Maturity                2,359                 219
          Federal Funds Sold                       2,500              (2,700)
          Loans                                   (3,544)               (315)
     (Purchase)Sale of Fixed assets                 (238)                (89)

Net cash (used for) provided by
     investing activities                           (530)               (126)

Cash Flow from Financing Activities
     Dividends (Paid)                               (251)               (249)
Additional Paid in Capital                           166                 135

Net cash (applied to)provided by
     financing activities                            (85)               (114)
Net cash increase(decrease) in cash
     and due from banks                              534                 593

Cash and Due from Banks at
     beginning of year                             5,202               4,163

Cash and Due from Banks at
     end of period                                $5,736              $4,756



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


(b) Management's Discussion and Analysis of Financial condition and Results of Operations

As is indicated by the financial statements, the Bank is maintaining the steady profitability that it has enjoyed in the past. The changes in income and expense from 1996 to 1997 are minimal in most categories and can be attributed to the changes in interest rates, both earned and paid, the normal changes that
occur with growth, including increases in operating expenses.   The Bank has
installed a voice response system for the convenience of our customers. The Bank also shared startup costs with the lead bank of a Credit Card program for California State Employees Association in which the Bank is a participant.

The Bank has experienced a flattening of growth in loan demand in the past couple of years. Management feels that this reflects the same lack of growth in the local economy. The Bank, while a strong community lender, has not aggressively sought to increase market share of deposits in order to maintain the profitable yield spread of 5%. This is possible through careful management of interest rates and the investment portfolio. Loan delinquencies are minimal and with a loan loss reserve well above regulatory requirements, the Bank has not increased the reserve in 1997.


The Bank paid a $.25 per share dividend in the first quarter of 1997 and the Board of Directors has declared an additional $.25 per share dividend to be paid in October.























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


                               TIMBERLINE BANCSHARES, INC.


Date 10/27/97                            /s/ Robert J. Youngs
                                         Robert J. Youngs, President & CEO



Date  10/27/97                           /s/ Helen L. Gaulden
                                    Helen L. Gaulden, Vice Presidnt & Treasurer