Form 10-K/A
period 1997-12-31
TIMBERLINE BANCSHARES INC
filed 1998-03-16
CIK 875270

FORM 10-KSB
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

             [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 1997

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

                              (530) 842-6191
           (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $6,801,303.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of December 31,1997 of $15.13 the aggregate market value of voting stock held by non-affiliates is $10,087,846.

                      (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PAST FIVE YEARS)

                              Not applicable

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1997 there were 1,006,726 shares of common stock outstanding.
                   DOCUMENTS INCORPORATED BY REFERENCE:

PART II, Item 7. - Annual report to security holders for fiscal year ended December 31, 1997.

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

Business of the Bank

General.

The Bank was organized as a state chartered banking corporation on June 6, 1979 and commenced operations on June 23, 1980. It currently has eight banking offices, two ATM locations, and one loan production office. The banking offices consist of the main office located at 123 North Main Street, Yreka, California, a branch office located at 6701 N. Hiway 3, Greenview, California, a branch office located at 150 Alamo Ave., Weed, California, a branch office located at 328 Main Street, McCloud, California, a branch office located at 5800 Dunsmuir Ave.,Dunsmuir, California, a branch office located at 3rd & California Streets, Dorris, California, a branch office located at 398 Main Street, Tulelake, California, and a branch office located at 309 N. Mt. Shasta Blvd., Mt. Shasta, California. The bank's ATMs are located in a twenty-four hour grocery store in Yreka, California, and a through-the-wall unit at the Tulelake Branch. All eight banking offices and the two ATMs are located in the County of Siskiyou. The loan production office is located at 1237 N. Riverside, Suite 25, Medford, Oregon.


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

Competition.

The banking business generally, and specifically in the market area served by theBank, is highly competitive with respect to both loans and deposits. The Bank competes for loans and deposits with three major banks, as well as an independent bank, a regional bank, a savings bank, a credit union, mortgage companies, insurance companies and investment brokers. The Bank also competes with money market funds, which have provided significant competition for banks with respect to deposits. Other competition for deposits in today's low yield investment atmosphere are government issues. And while the Bank has maintained a steady increase in market share over the past ten years, further constraints to deposit and loan growth in the future will be the risked based capital and the loan to value guidelines imposed by the regulatory bodies.

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

Employees.

At December 31, 1997, the Bank had 62 full-time and 11 part-time employees.

Supervision and Regulation of the Corporation.

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Board"). As a bank holding company, the Corporation must obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Corporation would own or control more than 5% of the voting shares of such bank. With certain limited exceptions, the Corporation is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board determines that such activities are so closely related to banking as to be a proper incident thereof.

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

The capital of the Bank as of year end 1997, 1996 and 1995 are as follows:



Capital Year End:                 1997           1996           1995

Total Capital                    13.70%         13.67%         13.90%

Tier One                         12.99%         13.31%         12.91%

Leverage                          8.62%          8.63%          8.09%



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

Addressing the Year 2000

     The "Year 2000 Problem" relates to a computer systems ability to recognize and preperly respond to the change to the year 2000. This problem has two critical elements. The first is that many systems only store two digit year dates, therefore when the date rolls to 00' it treats the date as 1900'. This creates a problem for systems that use dates for calculation purposes (ie, interest bearing accounts, loans, and billing systems). The second is that the year 2000 is a leap year which can create a problem if the systems are not programmed to recognize the additional day. The bank, in a review of all aspects of its day to day operations has identified the year 2000 compliance issues. Each issue is further reviewed for renovation and resource requirements, validation of the changes made, and contingency plans should the renovation fail. In addition to reviewing its operations, the Bank has contacted its vendors and large loan customers to heighten awareness to this problem. The Bank has, and will continue to take, all necessary steps to be prepared for the advent of the year 2000.

ITEM 2.- Properties

The Corporation properties do not exceed 10% of the total assets.

ITEM 3. - Legal Proceedings

Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than proceedings arising in the ordinary course of the Bank's business. None of these are expected to have a material impact on the financial position or results of operations of the Registrant.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders in the fourth quarter of 1997.

The annual report for year ending December 31, 1997 and the proxy statement for the annual meeting to be held on May 14, 1998 have been incorporated by reference to this report and are enclosed.

                                  PART II

ITEM 5.

Market for Registrant's Common Equity and Related Stockholder Matters

The Corporation has 1,006,726 shares of common stock outstanding, held by approximately 1140 shareholders of record on December 31, 1997.

The directors and officers of the Corporation and the Bank hold 33.75% of the outstanding shares. The directors and officers have the right to acquire additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan.

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


                    Bid Quotations for the
                    Corporation's Common Stock
                                                       Approx.
Quarter Ended             High       Low     Volume

March 31, 1995           12.50     11.50        209
June 30, 1995            13.00     12.50        187
Sept 30, 1995            13.50     13.00        973
Dec 31, 1995             14.50     14.25      1,227
March, 1996              16.00     15.00      2,100
June, 1996               17.25     15.75      1,600
Sept., 1996               9.75      8.75     12,600
Dec., 1996               10.00      9.00      4,300
March 31, 1997           12.50     10.00     27,100
June 30, 1997            14.25     13.00     12,400
Sept., 1997              16.25     14.00     19,000
Dec., 1997               16.25     14.75     10,300

There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future.







                                    -7-
Dividends

It was the policy of management, during the initial years of the Bank's operations, to retain earnings,if any, for the purpose of increasing the capital resources of the Bank. Consequently, cash dividends were first paid in 1987. For the past three years dividends have been based on management's assessment of earnings after the external auditor had completed the year end audit.

In 1997 a $.25 per share cash dividend was paid in May and a $.25 per share cash dividend was paid in October. In 1996 a $.50 per share cash dividend was paid in April, a 100% stock split was granted in June and a $.25 per share cash dividend was paid in October. In 1995 a $.50 per share cash dividend was paid in April based on the bank's performance in 1994, and a $.50 per share cash dividend was paid in October based on the performance of the first eight months of the year. In 1994 a 10% stock split was declared in March and issued in May based on year end 1993 performance and in September a $0.50 per share of stock cash dividend was declared and paid on October 1, 1994 based on the Bank's performance through the first eight months of 1994. In 1993 a 10% stock split was declared in April and issued in June based on year end 1992 performance. In 1992 a 10% stock split was declared in April and issued in June based on year end 1991 performance. There is no assurance that dividends will be paid again, or, if paid, what the amount of any such dividends will be.

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

Future plans are to increase market share in the areas served by the Bank, enhance services to the Bank's customers and maintain the Bank in a well-capitalized, well-run manner. In light of today's electronic banking competition, the Bank installed a voice response system to provide 24 hour banking service to it's customers in the fourth quarter of 1997 and in the first quarter of 1998 will be issuing a Visa check card. The Bank offers electronic tax deposits capability, ACH capability and wire transfer services and may offer additional electronic services in the future. These decisions wil be made as it is deemed necessary.

Result of Operations

The Corporation ended the year with net income of $987,000, which equates to $.99 earnings per share. The net income for 1997 is slightly higher than 1996. To enhance earnings, the Bank participated in a credit card program with lead bank Humboldt Bank of Eureka. This program did not meet expectations and will be discontinued sometime in the first half of 1998. Therefore, to offset the soft loan demand in the Bank's local service program, the Bank increased it's lending in the Oregon area through it's Loan Production Office.

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

Interest income on loans includes loan fees which are a product of origination and commitment fees and certain direct loan origination costs. Portions of these fees are deferred and amortized over the life of the loan as an adjustment of the loan's yield. The deferred fee balances, in thousands, are as follows:
December 1997 - $86; December 1996 - $66; December 1995 - $123. These fees are netted out of total loans on the Bank's balance sheets for these periods.

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

Significant Element of Loss

None.

Future Trends

The Bank has experienced the steady decline in lending due to competition from credit unions, auto companies financing their own products, people shifting small credits to credit cards and greater competition for lending dollars from sources other than banks in the real estate and commercial lending markets.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry. Since the Bank lends commercially in California and Southern Oregon direct and in California and Oregon through participations, management also believes that the commercial lending is not concentrated in any one economic area and therefore is not subject to economic swings in any one given area.

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

The Bank's liquidity is monitored on a daily basis. At December 31, 1997, cash and due from banks, and federal funds sold constituted 14.29% of total assets. Add the funds in investments and the total is 39.58% of total assets. In addition, the Bank has an unused federal funds line of credit for $2,000,000 with a correspondent institution. At year end 1997 the Bank's loan to deposit ratio was 62.5%.

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

ITEM 7.

Financial Statements
Incorporated by reference to the Annual Shareholders Report enclosed.

Other Selected Financial Data

 I. Distribution of Assets, Liabilities and Stockholders' Equity; interest rates and interest differential

                        A.  AVERAGE BALANCE SHEETS
                              (in thousands)

                                       1997                1996
      ASSETS
Cash and Due from Banks
  (Non-interest bearing)             $ 4,629             $ 5,241
Taxable Investment Securities
  Available for Sale                  10,635               6,249
  Held to Maturity                     2,570               4,544
Non-taxable Investment Securities
  Available for Sale                     558                 770
  Held to Maturity                     5,917               5,856
Fed Funds Sold                        11,205              13,025
Cash Value Life Insurance              1,274               1,228
Loans - Net of unearned
  loan fees                           42,391              38,700
Allowance for Loan Losses               (476)               (484)
Fixed Assets net of
  accumulated depreciation             2,266               2,158
Other Assets                           1,140               1,266
     TOTAL ASSETS                    $82,109             $78,553

      LIABILITIES
Demand Deposits                       14,888             $13,412
Interest Bearing
  Demand Deposits                     11,060              10,599
Savings Deposits                      32,862              35,192
Time Deposits                         15,656              12,369
Non Interest Bearing                     -0-                 -0-
Other liabilities                        538                 432
      TOTAL LIABILITIES               75,004              72,004

      CAPITAL
Contributed Capital                    2,294               2,294
Additional Paid in Capital               642                 510
Retained Earnings                      4,169               3,745
      TOTAL CAPITAL                    7,105               6,549
      TOTAL LIABILITIES
        AND CAPITAL                  $82,109             $78,553

                     B. ANALYSIS OF INTEREST EARNINGS
                         ($ amounts in thousands)

INTEREST EARNED AND AVERAGE YIELD
                                             1997                1996

                                           $     %             $     %
Taxable Investment Securities
  Available for Sale                      688                 365
     Yield                                      6.47                 5.69
  Held to Maturity                        138                 305
      Yield                                     5.39                 6.43
Non Taxable Securities
  Available for Sale                       28                  42
     Yield                                      5.09                 5.33
  Held to Maturity                        288                 292
     Yield                                      4.87                 5.05
Fed Funds Sold                            586                 691
     Yield                                      5.23                 5.10
Cash Value Life Insurance                  69                  69
     Yield                                      5.44                 5.54
Loans                                   4,325               4,091
     Yield (after allowance)                   10.32                10.45

AVERAGE YIELD
     ALL Interest Earning Assets                8.27                 8.94

INTEREST PAID AND AVERAGE RATE

Demand Deposits                           205                 182
     Rate                                       1.85                 1.75
Savings Deposits                        1,100               1,237
     Rate                                       3.35                 3.50
Time Deposits                             796                 592
     Rate                                       5.08                 4.29

AVERAGE RATE PAID                               3.53                 3.86
Average Including Non Interest Deposits         2.82                 2.79

NET YIELD ON INTEREST EARNING ASSETS            5.45                 6.15





NOTE: For the purpose of the above analysis, non-accruing loans are included within the loans total unless written off. Non-accruing loans are discussed in C - Risk Elements.

                C.  ANALYSIS OF ACTUAL CHANGES IN INTEREST

Income and Expense and allocation between volume and rate

                                          Allocation   Allocation
                                           to change    to change
                                           in Volume     in Rate   Total

                                                            1997
     Income 6
Taxable Investment Securities
   Available for Sale                           256           67     323
   Held to Maturity                            (134)         (36)   (170)
Non-Taxable Investment Securities
   Available for Sale                           (12)          (2)    (14)
   Held to Maturity                               3           (7)     (4)
Fed Funds Sold                                  (97)          (9)   (106)
Cash Value Life Insurance                                      3      (3)     0
Loans (After Allowance)                         396         (163)    233

     Expense
Demand Deposits                                   8           14      22
Savings Deposits                                (82)         (56)   (138)
Time Deposits                                   157           46     203



     Income                                                1996
Taxable Investment Securities
   Available for Sale                           (38)          19     (19)
   Held to Maturity                            (158)          (3)   (161)
Non-Taxable Investment Securities
   Available for Sale                            20           (1)     19
   Held to Maturity                              19           (5)     14
Fed Funds Sold                                  495          (53)    442
Cash Value Life Insurance                         4           (4)      0
Loans (After Allowance)                        (419)        (352)   (771)

     Expense
Demand Deposits                                  22          (36)    (14)
Savings Deposits                               (154)        (292)   (446)
Time Deposits                                   295            33    328




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

B.  Maturity and Yield Characteristics
                                             1997                 1996

                                             Average              Average
                                         Cost  Yield         Cost   Yield
Taxable Investment Securities
  Available for Sale
  US Treasury's
    Maturing in one year or less          -0-    -0-        1,000    5.23
    Maturing in one to five years         -0-    -0-          -0-     -0-
  US Agencies & Corporations
    Maturing in one year or less        1,500   6.77          250    5.99
    Maturing in one to five years       4,000   5.77        4,500    5.98
    Maturing in five to ten years       7,500   7.06          -0-     -0-
  Held to Maturity
  US Agencies & Corporations
    Maturing in one year or less        1,101   5.68          750    5.97
    Maturing in one to five years         516   7.40        2,631    6.86
    Maturing in five to ten years         -0-    -0-          -0-     -0-
  State and Political Subdivisions
    Maturing in one year or less          -0-    -0-          -0-     -0-

Non-Taxable Securities
  Available for Sale
  State and Political Subdivisions
    Maturing in one year or less          -0-    -0-           65    7.75
    Maturing in one to five years         100   4.75          548    6.25
    Maturing in five to ten years         -0-    -0-           93    4.30
  Held to Maturity
  State and Political Subdivisions
    Maturing in one year or less          702   5.03          570    5.33
    Maturing in one to five years       4,383   4.76        5,118    4.65
    Maturing in five to ten years         503   5.19          505    5.51
    Maturing in over ten years            -0-    -0-          -0-     -0-


Tax exempt income is actual and has not been adjusted to a tax equivalent basis.


C. No investment at December 31, 1997, in the aggregate, in any one issue exceeds 10% of stockholders' equity. The term "issuer" does not include the US Government or its political subdivisions and agencies as defined in the instructions.

 III.   LOAN PORTFOLIO


                              A.  LOAN TYPES

                                                 December 31,
                                               1997         1996

Commercial, Financial and Agricultural       $40,976      $34,188
Real Estate Construction                         787          567
Real Estate Mortgage                           2,808        3,025
Installment Loans to Individuals
(Including overdraft lines)                    4,015        1,484
     TOTAL                                   $48,586      $39,264






                    B.  MATURITIES AND SENSITIVITIES OF
                    LOANS TO CHANGES IN INTEREST RATES
                          FOR SELECTED LOAN TYPES
                                                 December 31,
     LOAN TYPES                               1997         1996

Commercial, Financial and Agricultural
   Due within one year                       $30,231      $26,293
   Due one to five years                       7,196        7,795
   Due over five years                         3,549          667
     Total                                   $40,976      $34,755

Interest rate
   Fixed rate                                $ 7,997      $ 8,736
   Floating rate                              32,979       26,019
     Total                                   $40,976      $34,755

Real Estate Construction
   Due within one year                       $   787      $ 2,481
   Due one to five years                         -0-          -0-
   Due over five years                           -0-          -0-
     Total                                   $   787      $ 2,481

Interest Rate
   Fixed rate                                $   -0-      $   -0-
   Floating Rate                                 787        2,481
     Total                                   $   787      $ 2,481

                             C. RISK ELEMENTS

1.  NONACCRUAL, PAST DUE AND RESTRICTED LOANS
                                                1997         1996
   a.  Loans accounted for on a
      nonaccrual basis                           -0-          -0-
   b.  Accruing loans past due 90
      days or more                               309          296
   c.  Troubled Debt restructured                -0-          -0-

    Gross income that would have occurred
    if the above notes were paid according
    to note terms

    a.  Nonaccrual                               -0-          -0-
    b.  Troubled Debt                            -0-          -0-

    Income accrued and included in net
    income

    a.  Nonaccrual                               -0-          -0-
    b.  Troubled debt                            -0-          -0-

    NON ACCRUAL LOAN POLICY - Management's policy on placing loans on nonaccrual status is discussed in the audited financial statements, "Note 1 - Summary of Significant Accounting Policies."

2.  POTENTIAL PROBLEM LOANS

    At the end of the current period the Bank has a potential problem loan for $9 that is uncollateralized by accounts reveivables and inventory. The bank anticipates a net loss potential of $5. All other loans with known problems are disclosed above.

3.  FOREIGN LOANS

    The Bank never has had and does not anticipate ever having foreign loans, so this section does not apply.

4.   LOAN CONCENTRATIONS

    All loan concentrations are shown in IIIA of this report.


                     D.  OTHER INTEREST BEARING ASSETS

    None.

 IV.   SUMMARY OF LOAN LOSS EXPERIENCE

                                               1997         1996

A.  Balance at January 1                      $ 491        $ 475
     Loans Charged Off
      Commercial, Financial and
        Agricultural                            (30)          -0-
      Installment loans to Individuals          (63)         ( 4)
      Real Estate - Mortgage                     -0-          -0-
     Recoveries
      Commercial                                  1            1
      Installment                                 2            4
     Net Charge Offs                            (90)           1
     Additional Charges to Operations             0           15
     Balance at December 31                   $ 401        $ 491

     Ratio of Net charge offs to
     loans outstanding                         0.19%        0.02%

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

                                       1997                1996
                                             Percent              Percent
                                      Amount of Total    Amount   of Total
Commercial, Financial
   and Agricultural                   $45,316 84.34%    $ 31,258   79.74%
Real Estate Construction                  870  1.62        2,481    6.33
Real Estate Mortgage                    3,106  5.78        3,140    8.01
Installment loans to
   individuals                         4,438   8.26        2,319    5.92
     TOTAL                          $ 53,730 100.00     $ 39,198  100.00


 V.  DEPOSITS
                                       1997                1996
                                    Average  Average     Average  Average
                                    Balance  Rate Paid   Balance  Rate Paid

Noninterest Bearing
  Demand Deposits                    13,777      -0-     13,412       -0-
Interest Bearing
  Demand Deposits                    11,060    1.85%     10,599     1.75%
Savings Deposits                     32,862    3.35%     35,192     3.50%
Time Deposits                        15,656    5.08%     12,369     4.29%

MATURITY OF TIME DEPOSITS $100,000 OR MORE.

                                                1997                 1996

     Three months or less                      $ 581                $ 359
     Over three under six months                 917                1,697
     Over six under twelve months              2,073                  241
     Over twelve                                 651                  111

 VI.  RETURN ON EQUITY AND ASSETS

     1.  Return on Average Assets              1.28%                1.16%
     2.  Return on Equity                     13.64%               16.62%
     3.  Dividend Payout Ratio                51.00%               52.08%
     4.  Equity to Asset Ratio                 8.99%                8.55%

VII.  SHORT TERM BORROWING

     1.  Amounts outstanding
         at year end                             -0-                  -0-
     2.  Maximum at any month end                -0-                  -0-
     3.  Average amount outstanding
         for year                                -0-                  -0-
         Average interest paid                   -0-                  -0-


ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                 PART III

ITEM 9.

Directors of the Registrant

Incorporated by reference to the enclosed Proxy Statement for annual meeting to be held May 14, 1998.

Each director is elected by Shareholder vote to a term of one year.

No director has been involved in material legal proceedings in the last five years.

Executive Officers

Robert J. Youngs              63        President and Chief Executive Officer
President, Chief Executive              and Director of the Bank since June
Officer of the Bank and                 1, 1983.
the Corporation, Director
of the Bank and Corporation

Roger B. Ebert                63        Senior Vice President and Loan Admin-
Senior Vice President                   istrator of the Bank since February
and Loan Administrator                  of 1983.
of the Bank

Helen L. Gaulden              57        Senior Vice President/Cashier of the
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

ITEM 10.

Executive Compensation

Incorporated by reference to the enclosed Proxy Statement for the annual meeting to be held May 14, 1998.


ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

The Corporation knows of no person who is the beneficial owner of more than 5% of the Corporation's outstanding shares who is not a director or management.

Ownership of directors and management is incorporated by reference to the enclosed Proxy Statement for the annual meeting to be held May 14, 1998.

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

                                        TIMBERLINE BANCSHARES, INC.



                                        By
                                          Robert J. Youngs, President &
                                          CEO and Director of the Corporation
                                          and the Bank



                                               3/12/98
                                                Date




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.



                                              Date           3/12/98
Robert E. Banning,
Board of Directors

                                               Date          3/12/98
Richard S. Day, Secretary
Board of Directors

                                               Date          3/12/98
Gareld J. Collins
Board of Directors

                                               Date          3/12/98
Norman E. Fiock, Chairman of the
Board of Director

                                               Date          3/12/98
Don L. Hilton
Board of Directors

                                               Date          3/12/98
Elmo M. Smith (Not Available for Signature)
Board of Directors

                                               Date          3/12/98
Helen L. Gaulden, Treasurer
Sr. Vice President of Corporation
Sr. Vice President/Cashier of Bank