Form 10QSB/A
period 1998-03-31
TIMBERLINE BANCSHARES INC
filed 1998-04-28
CIK 875270

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        Form 10-QSB

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

           For the quarterly period ended March 31, 1998

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

           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    1,006,726









              PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                TIMBERLINE BANCSHARES, INC.
               CONSOLIDATED INCOME STATEMENT
                     Periods Indicated


                                               Year            Prior Year
                                             to Date           to Date
                                             03/31/98         03/31/97
 1.  Interest and Fees on Loans              $ 1,213           $ 1,064
 2.  Interest on Securities:
       Held for Sale                             171               101
       Held to Maturity                          119               134
 3.  Trading Account interest                    -0-               -0-
 4.  Other interest                              164               183
 5.  Total Interest Income                     1,667             1,482
 6.  Interest on Deposits                        580               493
 7.  Interest on short term borrowing            -0-               -0-
 8.  Interest on long term debt                  -0-               -0-
 9.  Total Interest Expense                      580               493
10.  Net Interest Income                       1,087               989
11.  Provision for Loan Losses                    20               -0-
12.  Net Interest Income after
      Provision for loan losses                1,067               989
13.  Other Income                                108               114
14.  Other Expenses                              925               843
15.  Income before Tax                           250               260
16.  Income Tax Expense                           60                82
17.  Income before extraordinary
       item                                      190               178
18.  Extraordinary item net of tax               -0-               -0-
19.  Cumulative effect of accounting
       changes                                   -0-               -0-
20.  Net Income                              $   190            $  178

21.  Earnings per share                      $   .19            $  .18



Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.

                TIMBERLINE BANCSHARES, INC.
                CONSOLIDATED BALANCE SHEET
                          03/31/98


     ASSETS                                      03/31/98        03/31/97
 1.  Cash and Due from Banks                      $ 4,241         $ 4,135
 2.  Interest Bearing Deposits other banks            -0-             -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement            16,400          14,600
 4.  Trading Account Assets                           -0-             -0-
 5.  Other short-term investments                   1,317           1,263
 6.  Investment securities:
          Available for Sale                        9,609           8,397
          to be Held to Maturity                    7,113           8,009
 7.  Loans, Total                                  46,727          39,961
          Allowance for loan losses                  (410)           (489)
          Unearned Income                             (71)            (57)
 8.  Premises and Equipment                         2,504           2,075
 9.  Due from customers on acceptances                -0-             -0-
10.  Other assets                                     999           1,370
11.  Total Assets                                 $88,427         $79,264


     LIABILITIES

12.  Deposits, non-interest bearing               $14,388         $12,742
               Interest bearing                    65,835          59,108
13.  Short-term borrowing                             -0-             -0-
14.  Bank Acceptances outstanding                     -0-             -0-
15.  Other liabilities                                552             465
16.  Long-term debt                                   -0-             -0-
17.  Commitments and contingent liabilities           -0-             -0-
18.  Minority Interests                               -0-             -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                             -0-             -0-
21.  Common Stock                                   2,992           2,824
22.  Other Shareholders equity                      4,660           4,125
23.  Total Liabilities and Shareholders Equity    $88,427         $79,264






Note: Held for Sale amount includes unrealized gain of $2.

                TIMBERLINE BANCSHARES, INC
                  STATEMENT OF CASH FLOWS
                   For Periods Indicated

                                                   Year            Prior Year
                                                 to Date            to date
                                                 03/31/98           03/31/97

Cash Flow from Operating Activities
     Net Income                                     $ 190              $ 178
     Non-cash items included in income
       Depreciation                                   105                 45
       Net change in Bad Debt Provision                 9                 (3)
     (Increase)Decrease in:
       Other Assets                                   582                141
     Increase(Decrease) in:
       Accrued Expenses                                11                 35

       Net cash provided by operations                897                396

Cash Flow from Investing Activities
     Increase(Decrease) in:
          Deposits                                  2,665              1,582
     (Increase)Decrease in:
          Short term investments                      (14)
          Securities - Held For Sale                3,507             (1,991)
                    - Held to Maturity                 92              1,565
          Federal Funds Sold                       (9,400)            (1,900)
          Loans                                     1,847               (706)
     (Purchase)Sale of Fixed assets                   577                (23)
Net cash (used for) provided by
     investing activities                          (1,880)            (1,473)

Cash Flow from Financing Activities
     Dividends Paid                                   -0-                -0-
     Additional Paid in Capital                       -0-                 10
Net cash (applied to)provided by
     financing activities                             -0-                 10

Net cash increase(decrease) in cash
     and due from banks                              (983)            (1,067)

Cash and Due from Banks at
     beginning of year                              5,224              5,202

Cash and Due from Banks at
     end of period                                $ 4,241            $ 4,135

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


(b) Management's Discussion and Analysis of Financial condition and Results of Operations

As is indicated by the financial statements, the Bank is enjoying a steady growth in size and maintaining a respectable level of income, as it has enjoyed in the past.

The changes in income and expense from 1997 to 1998 are minimal in most categories and can be attributed to the changes in the mix of loans, investments and deposit growth on the balance sheet. Operating expenses have increased with addition of personnel commensurate with growth, the cost of regulatory compliance with the Year 2000, and normal increases due to growth.

The Bank hired an electronic bank officer to streamline it's LAN and Server networks and to insure that those networks are Y2K compliant. The officer has been working with the Bank's outside service bureau, vendors, and customers to ensure compliance.

The Bank has initiated a Visa Debit card program in the first quarter of 1998 for the convenience of it's customers. We will continue to maintain the current ATM program.

As loan demand remains flat in the bank's local service area, the Bank has increased activity in it's Oregon Loan Production Office and has begun a loan participation program with several Oregon Bank's to facilitate their lending and to increase the Bank's profits. The Bank already enjoys similar relationships with banks in the central and northern California areas.

At the March meeting, the Board of Directors of the Holding Company, declared the shareholders of record of March 23, 1998 eligible to vote at the annual meeting to be held May 9, 1998. Proxy statements and annual reports as submitted to the SEC with the 10KSB for 1997 were mailed to the shareholders on April 10, 1998.

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




                                      TIMBERLINE BANCSHARES, INC.


Date  4/28/98                         ss/Robert J. Youngs
                                      ROBERT J. YOUNGS, PRES. & CEO


Date   4/28/98                        ss/Helen L. Gaulden
                                      HELEN. L. GAULDEN, SR. VICE PRES
                                      TREASURER