Form 10QSB
period 1998-06-30
TIMBERLINE BANCSHARES INC
filed 1998-07-28
CIK 875270

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 1998

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

                          ( 530 )842-6191
                     (Issuer's telephone number)


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

($ in thousand except per share)
                                              Year    Prior Year Prior Year
                                 Quarter End to Date Quarter End  to Date
                                   06/30/98  06/30/98  06/30/97  06/30/97

 1.  Interest and Fees on Loans     1,240     2,453     1,111     2,175
 2.  Interest On Securities
     Held to Maturity                 197       368       182       283
     Available for Sale               100       219       120       254
 3.  Trading Account interest         -0-       -0-       -0-       -0-
 4.  Other interest                   159       323       129       312
 5.  Total Interest Income          1,696     3,363     1,542     3,024
 6.  Interest on Deposits             609     1,189       510     1,003
 7.  Interest on short term borrowing -0-       -0-       -0-       -0-
 8.  Interest on long term debt       -0-       -0-       -0-       -0-
 9.  Total Interest Expense           690     1,189       510     1,003
10.  Net Interest Income            1,087     2,174     1,032     2,021
11.  Provision for Loan Losses         18        38       -0-       -0-
12.  Net Interest Income after
       Provision for loan losses    1,069     2,136     1,032     2,021
13.  Other Income                     106       214       109       223
14.  Other Expenses                   872     1,797       844     1,691
15.  Income before Tax                303       553       297       553
16.  Income Tax Expense                68       128        40       122
17.  Income before extraordinary
       item                           235       425       257       431
18.  Extraordinary item net of tax    -0-       -0-       -0-       -0-
19.  Cumulative effect of accounting
       changes                        -0-       -0-       -0-       -0-
20.  Net Income                     $ 235     $ 425     $ 257     $ 431

21.  Earnings per share             $ .23     $ .42     $ .26     $ .43





Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.


                                   -1-
                        TIMBERLINE BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEET
                                  06/30/98


     ASSETS

 1.  Cash and Due from Banks                           $ 4,606
 2.  Interest Bearing Deposits other banks                 -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement                  9,100
 4.  Trading Account Assets                                -0-
 5.  Other short-term investments                        1,330
 6.  Investment securities
     Held for Sale                                      14,107
     Held to Maturity                                    6,481
 7.  Loans, Total                                       49,153
          Allowance for loan losses                       (387)
          Unearned Income                                 (101)
 8.  Premises and Equipment                              2,456
 9.  Due from customers on acceptances                     -0-
10.  Other assets                                        1,211
11.  Total Assets                                     $ 87,955


     LIABILITIES

12.  Deposits, non-interest bearing                   $ 15,030
          Interest bearing                              64,715
13.  Short-term borrowing                                  -0-
14.  Bank Acceptances outstanding                          -0-
15.  Other liabilities                                     602
16.  Long-term debt                                        -0-
17.  Commitments and contingent liabilities                -0-
18.  Minority Interests                                    -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                                  -0-
21.  Common Stock                                        2,992
22.  Other Shareholders equity                           4,640
23.  Total Liabilities and Shareholders Equity        $ 87,955


($ in thousand)




Note:  Held for Sale amount stated net of unrealized loss of $2.


                                       -2-
                            TIMBERLINE BANCSHARES, INC
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              For Periods Indicated

                                             Year                 Year
($ in thousand)                             to Date              to Date
                                            06/30/98             06/30/97

Cash Flow from Operating Activities
     Net Income                                $425               $ 435
     Non-cash items included in income
     Depreciation                               153                  93
     Net change in Bad Debt Provision           (14)                 (3)
     Cumulative effect of accounting
         change
     (Increase)Decrease in:
          Other Assets                          370                  52
     Increase(Decrease) in:
          Accrued Expenses                       36                  32
     Prior period adjustment                    -0-                 -0-

     Net cash provided by operations            970                 609

Cash Flow from Investing Activities
     Increase(Decrease) in:
          Deposits                            2,187               2,499
     (Increase)Decrease in:
          Short term investments                (27)                -0-
          Securities:  Held for Sale           (992)             (7,493)
                    Held to Maturity            723                1585
          Federal Funds Sold                 (2,100)              6,200
          Loans                                (551)             (3,466)
          (Purchase)Sale of Fixed assets       (577)                (35)

     Net cash (used for) provided by
     investing activities                    (1,337)               (710)

Cash Flow from Financing Activities
     Dividends Paid                            (252)               (251)
               Additional Paid In Capital       -0-                 166

     Net cash (applied to)provided by
               financing activities            (252)                (85)
               Net cash increase (decrease) in
               cash and due from banks         (619)               (186)
Cash and Due from Banks at
     beginning of year                        5,224               5,202


Cash and Due from Banks at
     end of period                           $4,605              $5,016



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

(b) Management's Discussion and Analysis of Financial condition and Results of Operations

As reflected in the financial comparisons of 1997 and 1998, the bank has continued growth in net interest income. This growth has slowed somewhat from prior years due to the economic conditions of the county in which the bank is located.
While economic indicators report the nation's unemployment rate at 4.7% Siskiyou County has a current unemployment rate of 11.6%. The county has been in an economic downturn for years as it's main economy was based on timber products and services. The quarter just completed has seen an additional loss of some 400 hundred jobs in the timber industry.

In view of those economic conditions , the Bank has accelerated its program of buying participations from other financial institutions outside its normal
lending area.   As a relatively small bank in a sparsely populated county, the bank has not seen fit to offer mutual funds or insurance as an avenue of enhancing income. Nor has the bank greatly increased service fees to its customers, but has relied on the traditional banking revenue sources;
i.e. income from lending.

At the same time, the Bank has increased services to its customer base by the installation of 24 hour telephone banking in the first quarter of the year and a Visa debit card program for its customers in the second quarter of the year.
 The bank has also been addressing the Y2K situation diligently, being on schedule with the guidelines established by the regulatory authorities including necessary upgrading of equipment and application testing. The bank is also offering seminars on the Y2K to all business located in Siskiyou County.
The cost of these programs and the increased personnel to handle same are reflected in the nominal increase in other operating expenses.

 In addition, the Bank has continued its dividend program paying a $.25 per share cash dividend to shareholders of record in the second quarter of the year.



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


                              TIMBERLINE BANCSHARES, INC.




Date   7/28/98                 /ss Robert J. Youngs
                               Robert J. Youngs,  President & CEO




Date  7/28/98                  /ss Helen L. Gaulden
                               Helen L. Gaulden, Sr. V. P. & Treasurer