Form 10QSB/A
period 1998-06-30
TIMBERLINE BANCSHARES INC
filed 1998-07-31
CIK 875270

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

($ in thousand except per share)
                                              Year    Prior Year Prior Year
                                 Quarter End to Date Quarter End  to Date
                                   06/30/98  06/30/98  06/30/97  06/30/97

 1.  Interest and Fees on Loans     1,240     2,453     1,111     2,175
 2.  Interest On Securities
     Held to Maturity                 197       368       182       283
     Available for Sale               100       219       120       254
 3.  Trading Account interest         -0-       -0-       -0-       -0-
 4.  Other interest                   159       323       129       312
 5.  Total Interest Income          1,696     3,363     1,542     3,024
 6.  Interest on Deposits             609     1,189       510     1,003
 7.  Interest on short term borrowing -0-       -0-       -0-       -0-
 8.  Interest on long term debt       -0-       -0-       -0-       -0-
 9.  Total Interest Expense           609     1,189       510     1,003
10.  Net Interest Income            1,087     2,174     1,032     2,021
11.  Provision for Loan Losses         18        38       -0-       -0-
12.  Net Interest Income after
       Provision for loan losses    1,069     2,136     1,032     2,021
13.  Other Income                     106       214       109       223
14.  Other Expenses                   872     1,797       844     1,691
15.  Income before Tax                303       553       297       553
16.  Income Tax Expense                68       128        40       122
17.  Income before extraordinary
       item                           235       425       257       431
18.  Extraordinary item net of tax    -0-       -0-       -0-       -0-
19.  Cumulative effect of accounting
       changes                        -0-       -0-       -0-       -0-
20.  Net Income                     $ 235     $ 425     $ 257     $ 431

21.  Earnings per share             $ .23     $ .42     $ .26     $ .43





Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.


                                   -1-
                        TIMBERLINE BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEET
                                  06/30/98


     ASSETS

 1.  Cash and Due from Banks                           $ 4,605
 2.  Interest Bearing Deposits other banks                 -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement                  9,100
 4.  Trading Account Assets                                -0-
 5.  Other short-term investments                        1,330
 6.  Investment securities
     Held for Sale                                      14,107
     Held to Maturity                                    6,481
 7.  Loans, Total                                       49,153
          Allowance for loan losses                       (387)
          Unearned Income                                 (101)
 8.  Premises and Equipment                              2,456
 9.  Due from customers on acceptances                     -0-
10.  Other assets                                        1,211
11.  Total Assets                                     $ 87,955


     LIABILITIES

12.  Deposits, non-interest bearing                   $ 15,030
          Interest bearing                              64,715
13.  Short-term borrowing                                  -0-
14.  Bank Acceptances outstanding                          -0-
15.  Other liabilities                                     578
16.  Long-term debt                                        -0-
17.  Commitments and contingent liabilities                -0-
18.  Minority Interests                                    -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                                  -0-
21.  Common Stock                                        2,992
22.  Other Shareholders equity                           4,640
23.  Total Liabilities and Shareholders Equity        $ 87,955


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