Form 10QSB
period 1998-09-30
TIMBERLINE BANCSHARES INC
filed 1998-10-28
CIK 875270

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended SEPTEMBER 30, 1998

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from       to

                         Commission file number   33-40799

                            TIMBERLINE BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

          California                                 68-0269988
(State or other jurisdiction of            (IRS Employer Identification No.)
of incorporation or organization)

                123 N. Main Street,   P. O. Box 1087, Yreka, Ca 96097
                     (Address of principal executive offices)

                                  ( 530 )  842-6191
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

(Amounts stated in thousands)
                                Quarter     Year         Prior        Prior Year
                                Ended       to Date      Quarter End  to Date
                                09/30/98    09/30/98     09/30/97     09/30/97

 1.  Interest and Fees on Loans   $1,240      $3,693       $1,180       $3,355
 2.  Interest On Securities
        Available for Sale           201         569          216          499
        Held to Maturity             102         321          113          367
 3.  Trading Account interest        -0-         -0-          -0-          -0-
 4.  Other interest                  184         507          146          458
 5.  Total Interest Income         1,727       5,090        1,655        4,679
 6.  Interest on Deposits            617       1,806          539        1,542
 7.  Interest on short term
     borrowing                       -0-         -0-          -0-          -0-
 8.  Interest on long term debt      -0-         -0-          -0-          -0-
 9.  Total Interest Expense          617       1,806          539        1,542
10.  Net Interest Income           1,110       3,284        1,116        3,137
11.  Provision for Loan Losses        22          60          -0-          -0-
12.  Net Interest Income after
      Provision for loan losse     1,088       3,224        1,116        3,137
13.  Other Income                    106         320          108          331
14.  Other Expenses                  842       2,639          826        2,517
15.  Income before Tax               352         905          398          951
16.  Income Tax Expense               98         226          123          245
17.  Income before extraordinary
       item                          254         679          275          706
18.  Cumulative effect of accounting
       changes                       -0-         -0-          -0-          -0-
19.  Net Income                    $ 254       $ 679        $ 275        $ 706

20.  Earnings per share           $  .25       $ .67        $ .27        $ .70



Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.



               TIMBERLINE BANCSHARES, INC.
               CONSOLIDATED BALANCE SHEET
                         09/30/98
(Amounts stated in thousands)


     ASSETS

 1.  Cash and Due from Banks                     $ 4,886
 2.  Interest Bearing Deposits other banks           -0-
 3.  Federal Funds sold and securities
       purchased under resale agreement           16,100
 4.  Trading Account Assets                          -0-
 5.  Other short-term investments                  1,346
 6.  Investment securities
     Held for Sale                                11,898
     Held to Maturity                              6,603
 7.  Loans, Total                                 45,796
          Allowance for loan losses                 (372)
          Unearned Income                            (88)
 8.  Premises and Equipment                        2,491
 9.  Due from customers on acceptances               -0-
10.  Other assets                                  1.092
11.  Total Assets


     LIABILITIES

12.  Deposits, non-interest bearing              $15,026
          Interest bearing                        66,148
13.  Short-term borrowing                            -0-
14.  Bank Acceptances outstanding                    -0-
15.  Other liabilities                               661
16.  Long-term debt                                  -0-
17.  Commitments and contingent liabilities          -0-
18.  Minority Interests                              -0-
     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                            -0-
21.  Common Stock                                  2,992
22.  Other Shareholders equity                     4,925
23.  Total Liabilities and Shareholders Equity   $89,752


Note:  Held for Sale amount stated net of unrealized gain of $30.





               TIMBERLINE BANCSHARES, INC
          CONSOLIDATED STATEMENT OF CASH FLOWS
                    For Periods Indicated

(Amounts stated in thousands)
                                        Year                    Year
                                       to Date                 to date
                                       09/30/98                 09/30/97

Cash Flow from Operating Activities
     Net Income                          $ 679                    $ 706
     Non-cash items included in income
     Depreciation                          160                      194
     Net change in Bad Debt Provision      (29)                     (21)
Cumulative effect of accounting
          change
     (Increase)Decrease in:
          Other Assets                     489                      205
     Increase(Decrease) in:
          Other Liabilities                120                       65

     Net cash provided by operations     1,419                    1,149

Cash Flow from Investing Activities
     Increase(Decrease) in:
          Deposits                       3,616                    6,841
     (Increase)Decrease in:
          Short Term Investments           (43)                     (40)
          Securities: Held for Sale      1,246                   (8,408)
                   Held to Maturity        602                    2,359
          Federal Funds Sold            (9,100)                   2,500
          Loans                          2,793                   (3,544)
     (Purchase)Sale of Fixed assets       (619)                    (238)

Net cash (used for) provided by
     investing activities               (1,505)                    (530)

Cash Flow from Financing Activities
     Dividends (Paid)                     (252)                    (251)
Additional Paid in Capital                 -0-                      166

Net cash (applied to)provided by
     financing activities                 (252)                     (85)
Net cash increase(decrease) in cash
     and due from banks                   (338)                     534

Cash and Due from Banks at
     beginning of year                   5,224                    5,202

Cash and Due from Banks at
     end of period                      $4,886                   $5,736



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


(b) Management's Discussion and Analysis of Financial condition and Results of Operations

In 1996 the Bank entered into a credit card participation agreement with Humboldt Bank for the California State Employees Association that did not meet expectations either in volume or profitability. The operating expenses and ratio of credit losses that occurred were unsatisfactory to management and the Bank subsequently pulled out of the program at the end of the third quarter of the year. However, the losses and operating expenses are reflected in the provision for loan losses and the increase in other operating expenses.

The financials also reflect a decline in net interest margin from 1997 due in part to the loan demand in the local area (which is experiencing an 11.4% unemployment rate) that has steadily declined for the past two to three years, a greater growth in deposits than in loans, and the changes in interest rates that have recently occurred.

Because of the decreasing loan demand and the simultaneous increase in deposit growth, the Bank is in a highly liquid ratio with Federal Funds sold and investments in securities. The interest margin between investments and deposits is not as great as the interest margin between loans and deposits, thereby narrowing the net interest margin. In addition, with the rate changes that have occurred in the past three months, investments are being called and repurchased at a lower interest rate, contributing more to the narrowing of the net interest margin.

Consequently, the Bank has begun an aggressive loan participation program with banks out of the normal lending area - principally with banks in Oregon through it's Loan Production Office in Medford. The subsequent increase in loan volume will largely compensate for the decrease in net interest margins in today's market and should enable the Bank to end the year with no material change in per share earnings over last year.

The Bank has also been actively involved in the Year 2000 (Y2K) issues. The Bank has assessed its state of readiness by evaluating its information technology (IT) and non-IT systems. The IT systems consist of a Data Processing Service owned by a service provider, an administrative network, various non-network computers and calculators, typewriters, etc.

The service provider has developed a project time line to ensure it meets all deadlines as proscribed by the FDIC. They keep the bank updated on their progress in meeting those goals. To date, they are ahead of the FDIC Guidelines. The administrative network has been fully tested, the equipment and software updated or replaced and is fully Y2K ready. All non-networked computers have been tested, the equipment and software updated or replaced and are fully Y2K ready. Other various office equipment has been tested and appears to be Y2K ready.

The Bank does not have any non-IT systems with embedded technology that would be adversely effected by Y2K.

The Bank has made the following determinations in regard to Y2K issues relating to third parties:

Regulatory agencies, Federal and State, all purport to be in compliance or on schedule with Y2K issues. The bank has not independently verified this.

Federal Reserve Bank - purports to be on schedule. The bank has tested direct applications used on premises and the service provider has tested the applications used on the Bank's behalf and they appear to be on schedule.

Vendors - the Bank's vendors are mainly fungible and any with Y2K problems can easily be replaced.

Customers:
    Depositors:   the Bank has provided public forums to discuss Y2K issues.
The Bank does not anticipate any significant Y2K issues with our deposit base.
    Borrowers:   Each loan made since June 1, 1998 has been evaluated as to its
Y2K issues. The Bank's allowance for loan losses will reflect any potential Y2K related losses.

Costs - The Bank has been able to handle hardware and software costs through normal budgeted expenditures and did not accelerate any replacement periods. All labor costs were incurred using existing staff without overtime.

Risk - The Bank anticipates that the most likely worst case scenario will be a combination of several borrowers experiencing short term Y2K cash flow problems and a pre Y2K increased cash demand by our customers. The bank does not consider a computer system failure as likely because of the extensive pre Y2K preparation. The other failure commonly discussed by the general public is a failure of the power grid. From reports made by the various power companies in the newspapers on their Y2K readiness, the Bank does not consider that likely.

Contingency Plan - If the Bank has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner that normal cash
flow interruptions experienced by borrowers are dealt with.   The Bank does not
anticipate any material failure of borrowers because of the Bank's ongoing review process. Any increase in cash demand will be funded by the Bank's normal currency ordering procedures.

Independent Verification - Verification will be completed during our annual audit to the extend required by GAAP and GAAS. In addition, the Bank is a highly regulated industry and are examined by Federal and State regulatory agencies.

In addition to the extensive Y2K activities, the Bank has installed a 24 hour banking system and a debit card program for the convenience of the customers. All these activities were budgeted as anticipated banking expenses for the year.

The Bank paid a $.25 dividend in the spring and has declared an additional $.25 dividend for the first month of the fourth quarter.


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


                             TIMBERLINE BANCSHARES, INC.


Date  10/27/98                   /s/ Robert J. Youngs
                                 Robert J. Youngs, President & CEO




Date  10/27/98                   /s/ Helen L. Gaulden
                                 Helen L. Gaulden, Vice President & Treasurer