Form 10KSB
period 1998-12-31
TIMBERLINE BANCSHARES INC
filed 1999-03-11
CIK 875270

FORM 10-KSB
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1998

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
       (State of Incorporation)                       (I.R.S. Employer
                                             Identification Number)
                         123 North Main St.
                        Yreka, California 96097
          Address of Principal executive offices and zip code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $7,184,146.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices ofsuch stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of December 31,1998 of $11.13 the aggregate market value of voting stock held by non-affiliates is $7,641,234.72.

                          (ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PAST FIVE YEARS)

                             	Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1998 there were 1,006,810 shares of common stock outstanding.

	              DOCUMENTS INCORPORATED BY REFERENCE:

PART II, Item 7. - Annual report to security holders for fiscal year ended December 31, 1998.

PART III - Registrant's definitive Proxy Statement



PART I

ITEM 1.

Business

Timberline Bancshares, Inc. ("Corporation") was incorporated as a California Corporation on July 1, 1991 for the purpose of becoming a bank holding company of the Bank. The Corporation's executive offices are at 123 North Main St., Yreka, California and its telephone number is (530) 842-6191.

The Corporation's sole subsidiary is the Bank and its sole activities are the commercial banking activities engaged in through the Bank. As a bank holding company, the Corporation may in the future invest in additional banking subsidiaries or in those non-banking subsidiaries which are permissible for a bank holding company,subject to the required approvals of the Federal Reserve Board.

Business of the Bank

General.

The Bank was organized as a state chartered banking corporation on June 6, 1979 and commenced operations on June 23, 1980. It currently has eight banking offices, two ATM locations, and one loan production office. The banking offices consist of the main office located at 123 North Main Street, Yreka, California, a branch office located at 6701 N. Hiway 3, Greenview, California, a branch office located at 150 Alamo Ave., Weed, California, a branch office located at 328 Main Street, McCloud, California, a branch office located at 5800 Dunsmuir Ave., Dunsmuir, California, a branch office located at 3rd & California Streets, Dorris, California, a branch office located at 398 Main Street, Tulelake, California, and a branch office located at 309 N. Mt. Shasta Blvd., Mt. Shasta, California. The bank's ATMs are located in a grocery store in Yreka, California, and a through-the-wall unit at the Tulelake Branch. All eight banking offices and the two ATMs are located in the County of Siskiyou. The loan production office is located at 1237 N. Riverside, Suite 25, Medford, Oregon.


Description of Business.

The Bank engages in the general commercial banking business. It accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, installment, mortgage and other term loans,and offers other customary banking services. The Bank does not offer trust services and does not presently intend to do so.


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

Employees.

At December 31, 1998, the Bank had 61 full-time and 11 part-time employees.

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

The capital of the Bank as of year end 1998, 1997 and 1996 are as follows:



Capital Year End:         1998        1997         1996

Total Capital            13.45%      13.70%       13.67%
Tier One                 12.83%      12.99%       13.31%
Leverage                  8.66%       8.62%        8.63%


The risk-based guidelines and the leverage ratios may affect the allocation of the Bank's assets between various types of loans and investments, may affect the growth rate of the Bank, and may affect the payment of dividends in the future. However,management does not believe the affects will necessarily be adverse.

Impact of Accounting Policies.

Accounting standards as implemented by the Financial Accounting Standard Board can and do have an impact on the Bank's financial statements and, consequently, on management decisions. A prime example is the adoption of SFAS 115 "Accounting for certain investments in debt and equity securities."

As implemented, SFAS 115 requires banks to place investments in three categories; "Available for Sale", "Held to Maturity", and "Trading". Those investments placed in the Available for Sale and Trading categories must then be reported at market value. Unrealized holding gains and losses for trading securities shall be included in earnings. Unrealized holding gains and losses for available for sale securities shall be excluded from earnings and reported as a net amount in a separate component of Shareholders' Equity until realized. If an instrument in the Held to Maturity category is subsequently sold, then the whole portfolio may have to be reported at market value.

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

The earnings and growth of the Bank are also affected by the monetary and fiscal policy of the United States and its agencies. These agencies can and do implement national monetary policy, which is used in part to curb inflation and combat recession. Among the instruments of monetary policy used by these agencies are open market transactions in U.S. Government securities, changes in the discount rates of member bank borrowings and changes in reserve requirements. The actions of these agencies have had a significant effect on lending by banks, investments and deposits, and such actions are expected to and such actions are expected to continue to have a substantial effect in the future. The nature and timing of any further changes in such policies and their impact on the Bank cannot be predicted.

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

Addressing the Year 2000

The "Year 2000 Problem" relates to a computer systems ability to recognize and properly respond to the change to the year 2000. This problem has two critical elements. The first is that many systems only store two digit year dates, therefore when the date rolls to `00' it treats the date as `1900'. This creates a problem for systems that use dates for calculation purposes (ie, interest bearing accounts, loans, and billing systems). The second is that the year 2000 is a leap year which can create a problem if the systems are not
programmed to recognize the additional day.   The bank, in a review of all
aspects of its day to day operations has identified the year 2000 compliance issues. Each issue is further reviewed for renovation and resource requirements, validation of the changes made, and contingency plans should the renovation fail. In addition to reviewing its operations, the Bank has contacted its vendors and large loan customers to heighten awareness to this problem. The Bank has, and will continue to take, all necessary steps to be prepared for the advent of the year 2000.

ITEM 2. - Properties

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

ITEM 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders in the fourth quarter of 1998. The annual report for year ending December 31, 1998 and the proxy statement for the annual meeting to be held on May 13, 1999 have been incorporated by reference to this report and are enclosed.

PART II

ITEM 5.

Market for Registrant's Common Equity and Related Stockholder Matters

The Corporation has 1,006,810 shares of common stock outstanding, held by approximately 1126 shareholders of record on December 31, 1998.

The directors and officers of the Corporation and the Bank hold 38.55% of the outstanding shares. The directors and officers have the right to acquire additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option
Plan.

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


Bid Quotations for the Corporation's Common Stock
                              Approx.
Quarter Ended           High   Low   Volume

March, 1996            16.00  15.00  2,100
June, 1996             17.25  15.75  1,600
Sept., 1996             9.75   8.75 12,600
Dec., 1996             10.00   9.00  4,300
March 31, 1997         12.50  10.00 27,100
June 30, 1997          14.25  13.00 12,400
Sept., 1997            16.25  14.00 19,000
Dec., 1997             16.25  14.75 10,300
March, 1998            13.75  13.00 13,100
June, 1998             15.00  13.50  9,700
Sept., 1998            12.00  10.25  4,500
Dec., 1998             11.75  10.50  2,400

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

In 1998 a $.25 per share cash dividend was paid in May and a $.25 per share cash dividend was paid in October. In 1997 a $.25 per share cash dividend was paid in May and a $.25 per share cash dividend was paid in October. In 1996 a $.50 per share cash dividend was paid in April, a 100% stock split was granted in June and a $.25 per share cash dividend was paid in October. In 1995 a $.50 per share cash dividend was paid in April based on the bank's performance in 1994, and a $.50 per share cash dividend was paid in October based on the performance of the first eight months of the year. In 1994 a 10% stock split was declared in March and issued in May based on year end 1993 performance and in September a $0.50 per share of stock cash dividend was declared and paid on October 1, 1994 based on the Bank's performance through the first eight months of 1994. In 1993 a 10% stock split was declared in April and issued in June based on year end 1992 performance. In 1992 a 10% stock split was declared in April and issued in June based on year end 1991 performance. There is no assurance that dividends will be paid again, or, if paid, what the amount of any such dividends will be.

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

Future plans are to increase market share in the areas served by the Bank, enhance services to the Bank's customers and maintain the Bank in a well-capitalized, well-run manner. The Bank offers electronic tax deposits capability, ACH capability and wire transfer services and may offer additional electronic services in the future. These decisions wil be made as it is deemed necessary for the Bank to remain competitive.

Result of Operations

The Corporation ended the year with net income of $919,000, which equates to $.91 earnings per share.

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

Interest income on loans includes loan fees which are a product of origination and commitment fees and certain direct loan origination costs. Portions of these fees are deferred and amortized over the life of the loan as an adjustment of the loan's yield. The deferred fee balances, in thousands, are as follows:
December 1998 - $118; December 1997 - $86; December 1996 - $66. These fees are netted out of total loans on the Bank's balance sheets for these periods.

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

Interest rate risk can be reduced through the practice of making variable interest rate loans which are tied to some outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. Approximately 58.62% of the Bank's portfolio are comprised of loans with adjustable rates.

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

The Bank's liquidity is monitored on a daily basis. At December 31, 1998, cash and due from banks, and federal funds sold constituted 16.23% of total assets. Add the funds in investments and the total is 37.05% of total assets. In addition, the Bank has an unused federal funds line of credit for $2,000,000 with a correspondent institution. At year end 1998 the Bank's loan to deposit ratio was 63.0%.

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

Other Selected Financial Data

I. Distribution of Assets, Liabilities and Stockholders' Equity; interest rates and interest differential

                      A.  AVERAGE BALANCE SHEETS
                              (in thousands)

                                       1998        1997
      ASSETS
Cash and Due from Banks
  (Non-interest bearing)            $ 4,840     $ 4,629
Taxable Investment Securities
  Available for Sale                 11,531      10,635
  Held to Maturity                    1,336       2,570
Non-taxable Investment Securities
  Available for Sale                    486         558
  Held to Maturity                    5,332       5,917
Fed Funds Sold                       13,154      11,205
Cash Value Life Insurance             1,330       1,274
Loans - Net of unearned
  loan fees                          48,329      42,391
Allowance for Loan Losses              (386)       (476)
Fixed Assets net of
  accumulated depreciation            2,477       2,266
Other Assets                          1,067       1,140
TOTAL ASSETS                        $89,496     $82,109

      LIABILITIES
Demand Deposits                      15,781     $14,888
Interest Bearing
  Demand Deposits                    11,841      11,060
Savings Deposits                     30,897      32,862
Time Deposits                        22,680      15,656
Non Interest Bearing                    -0-         -0-
Other liabilities                       656         538
      TOTAL LIABILITIES              81,855      75,004

      CAPITAL
Contributed Capital                   2,294       2,294
Additional Paid in Capital              698         642
Retained Earnings                     4,649       4,169
      TOTAL CAPITAL                   7,641       7,105
      TOTAL LIABILITIES
        AND CAPITAL                 $89,496     $82,109

                       B. ANALYSIS OF INTEREST EARNINGS
                            ($ amounts in thousands)

INTEREST EARNED AND AVERAGE YIELD

                                       1998            1997

                                    $       %       $        %
Taxable Investment Securities
  Available for Sale                728             688
Yield                                     6.32             6.47
  Held to Maturity                   70             138
      Yield                               5.28             5.39
Non Taxable Securities
  Available for Sale                 21              28
Yield                                     4.33             5.09
  Held to Maturity                  265             288
Yield                                     4.97             4.87
Fed Funds Sold                      674             586
Yield                                     5.12             5.23
Cash Value Life Insurance            67              69
Yield                                     5.51             5.44
Loans                             4,596           4,325
Yield (after allowance)                   9.59            10.32

AVERAGE YIELD
ALL Interest Earning Assets               8.03             8.27

INTEREST PAID AND AVERAGE RATE

Demand Deposits                     209             205
Rate                                      1.77             1.85
Savings Deposits                  1,018           1,100
Rate                                      3.29             3.35
Time Deposits                     1,170             796
Rate                                      5.16             5.08

AVERAGE RATE PAID                         3.66             3.53
Average Including
Non Interest Deposits                     2.95             2.82

NET YIELD ON INTEREST EARNING ASSETS      5.08             5.45





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

                   C.  ANALYSIS OF ACTUAL CHANGES IN INTEREST

Income and Expense and allocation between volume and rate

                                       Allocation      Allocation
                                        to change       to change
                                        in Volume        in Rate        Total

                                                          1998
Income
Taxable Investment Securities
   Available for Sale                       58            (18)            40
   Held to Maturity                        (67)            (1)           (68)
Non-Taxable Investment Securities
   Available for Sale                       (4)            (3)            (7)
   Held to Maturity                        (28)             5            (23)
Fed Funds Sold                             102            (14)            88
Cash Value Life Insurance                    3             (5)            (2)
Loans (After Allowance)                    621           (350)           271

Expense
Demand Deposits                             14            (10)             4
Savings Deposits                           (65)           (18)           (83)
Time Deposits                              357             17            374



Income                                                    1997
Taxable Investment Securities
   Available for Sale                      256             67            323
   Held to Maturity                       (134)           (36)          (170)
Non-Taxable Investment Securities
   Available for Sale                      (12)            (2)           (14)
   Held to Maturity                          3             (7)            (4)
Fed Funds Sold                             (97)            (9)          (106)
Cash Value Life Insurance                    3             (3)             0
Loans (After Allowance)                    396           (163)           233

Expense
Demand Deposits                              8             14             22
Savings Deposits                           (82)           (56)          (138)
Time Deposits                              157             46            203




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

B.  Maturity and Yield Characteristics
                                              1998               1997

                                             Average            Average
                                        Cost       Yield    Cost      Yield
Taxable Investment Securities
  Available for Sale
  US Treasury's
    Maturing in one year or less           -0-        -0-      -0-        -0-
    Maturing in one to five years          -0-        -0-      -0-        -0-
  US Agencies & Corporations
    Maturing in one year or less        1,000        5.09   1,500        6.77
    Maturing in one to five years      10,750        5.70   4,000        5.77
    Maturing in five to ten years         750        6.18   7,500        7.06
  Held to Maturity
  US Agencies & Corporations
    Maturing in one year or less          -0-         -0-   1,101        5.68
    Maturing in one to five years         508        6.18     516        7.40
    Maturing in five to ten years         -0-         -0-     -0-         -0-
  State and Political Subdivisions
    Maturing in one year or less          -0-         -0-     -0-         -0-

Non-Taxable Securities
  Available for Sale
  State and Political Subdivisions
    Maturing in one year or less          100        4.74     -0-         -0-
    Maturing in one to five years         359        4.27     100        4.75
    Maturing in five to ten years         346        3.70     -0-         -0-
  Held to Maturity
  State and Political Subdivisions
    Maturing in one year or less        1,773        4.42     702        5.03
    Maturing in one to five years       3,174        4.94   4,383        4.76
    Maturing in five to ten years          82        6.04     503        5.19
    Maturing in over ten years            -0-         -0-     -0-         -0-


Tax exempt income is actual and has not been adjusted to a tax equivalent basis


C. No investment at December 31, 1998, in the aggregate, in any one issue exceeds 10% of stockholders' equity. The term "issuer" does not include the US Government or its political subdivisions and agencies as defined in the instructions.

 III.   LOAN PORTFOLIO


A.  LOAN TYPES

                                                   December 31,
                                                  1998        1997

Commercial, Financial and Agricultural          $43,991     $40,976
Real Estate Construction                          2,933         787
Real Estate Mortgage                              2,790       2,808
Installment Loans to Individuals
(Including overdraft lines)                       2,687       4,015
TOTAL                                           $52,401     $48,586



           B.  MATURITIES AND SENSITIVITIES OF
              LOANS TO CHANGES IN INTEREST RATES
                  FOR SELECTED LOAN TYPES

                                                    December 31,
LOAN TYPES                                      1998            1997

Commercial, Financial and Agricultural
   Due within one year                        $24,374         $30,231
   Due one to five years                        7,653           7,196
   Due over five years                         11,964           3,549
Total                                         $43,991         $40,976

Interest rate
   Fixed rate                                 $16,206         $ 7,997
   Floating rate                               27,785          32,979
Total                                         $43,991         $40,976

Real Estate Construction
   Due within one year                      $   2,933         $   787
   Due one to five years                          -0-             -0-
   Due over five years                            -0-             -0-
Total                                       $   2,933         $   787

Interest Rate
   Fixed rate                                 $   -0-         $   -0-
   Floating Rate                                2,933             787
Total                                       $   2,933         $   787

C. RISK ELEMENTS

1.  NONACCRUAL, PAST DUE AND RESTRICTED LOANS
                                                1998             1997
   a.  Loans accounted for on a
        nonaccrual basis                          -0-              -0-
   b.  Accruing loans past due 90
        days or more                              -0-              309
   c.  Troubled Debt restructured                 -0-              -0-

    Gross income that would have occurred
    if the above notes were paid according
    to note terms

    a.  Nonaccrual                                -0-              -0-
    b.  Troubled Debt                             -0-              -0-

    Income accrued and included in net
    income

    a.  Nonaccrual                                -0-              -0-
    b.  Troubled debt                             -0-              -0-

    NON ACCRUAL LOAN POLICY - Management's policy on placing loans on nonaccrual status is discussed in the audited financial statements, "Note 1 - Summary of Significant Accounting Policies."

2.  POTENTIAL PROBLEM LOANS

    At the end of the current period the Bank has a potential problem loan for $5 that is uncollateralized. The bank anticipates a net loss potential of $5. All other loans with known problems are disclosed above.

3.  FOREIGN LOANS

    The Bank never has had and does not anticipate ever having foreign loans, so this section does not apply.

4.   LOAN CONCENTRATIONS

    All loan concentrations are shown in IIIA of this report.


D.  OTHER INTEREST BEARING ASSETS

    None.

 IV.   SUMMARY OF LOAN LOSS EXPERIENCE

                                                 1998             1997

A.  Balance at January 1                        $ 401            $ 491
Loans Charged Off
 Commercial, Financial and
   Agricultural                                   (10)             (30)
   Installment loans to Individuals              (122)             (63)
 Real Estate - Mortgage                           -0-              -0-
Recoveries
 Commercial                                        13                1
 Installment                                       13                2
Net Charge Offs                                  (106)             (90)
Additional Charges to Operations                   83                0
     Balance at December 31                     $ 378            $ 401

Ratio of Net charge offs to
loans outstanding                                0.20%            0.19%

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

                                                1998                1997
                                                    Percent              Percent
                                           Amount   of Total   Amount   of Total
Commercial, Financial
   and Agricultural                       $43,991    83.95%  $ 45,316     84.34%
Real Estate Construction                    2,933     5.60        870      1.62
Real Estate Mortgage                        2,790     5.32      3,106      5.78
Installment loans to
   Individuals                              2,686     5.13      4,438      8.26
TOTAL                                    $ 52,400   100.00   $ 53,730    100.00


 V.  DEPOSITS
                                        1998                 1997
                                Average      Average  Average      Average
                                Balance    Rate Paid  Balance    Rate Paid

Noninterest Bearing
  Demand Deposits               15,780          -0-   13,777          -0-
Interest Bearing
  Demand Deposits               11,841         1.77%  11,060         1.85%
Savings Deposits                30,897         3.29%  32,862         3.35%
Time Deposits                   22,681         4.71%  15,656         5.08%

MATURITY OF TIME DEPOSITS $100,000 OR MORE.

                                                1998              1997

Three months or less                           $ 876             $ 581
Over three under six months                    1,048               917
Over six under twelve months                   2,369             2,073
Over twelve                                      634               651

 VI.  RETURN ON EQUITY AND ASSETS

1.  Return on Average Assets                   1.05%             1.28%
2.  Return on Equity                          12.04%            13.64%
3.  Dividend Payout Ratio                     55.46%            51.00%
4.  Equity to Asset Ratio                      8.66%             8.99%

VII.  SHORT TERM BORROWING

1.  Amounts outstanding
    at year end                                 -0-               -0-
2.  Maximum at any month end                    -0-               -0-
3.  Average amount outstanding
    for year                                    -0-               -0-
Average interest paid                           -0-               -0-


ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



PART III

ITEM 9.

Directors of the Registrant

Incorporated by reference to the enclosed Proxy Statement for annual meeting to be held May 13, 1999.

Each director is elected by Shareholder vote to a term of one year.

No director has been involved in material legal proceedings in the last five years.

Executive Officers

Robert J. Youngs                     64    President and Chief Executive Officer
President, Chief Executive                 and Director of the Bank since June
Officer of the Bank and                    1, 1983.
the Corporation, Director
of the Bank and Corporation

John A. Linton                       58    Executive Vice President and Director
Executive Vice President                   of the Bank since Jan 1998 and June
the bank                                   1998 respectively.

Roger B. Ebert                       64    Senior Vice President and Loan Admin-
Senior Vice President                      istrator of the Bank since February
and Loan Administrator                     of 1983.
of the Bank

Helen L. Gaulden                     58    Senior Vice President/Cashier of the
Senior Vice President                      Bank since January 1985.  Joined the
Cashier of the Bank                        Bank at its inception in June 1980.
Vice President and Treasurer
of the Corporation


Each executive officer is appointed to a one year term at the annual organizational meeting by the board of directors.

No executive officer has been involved in material legal proceedings for the last five years.

ITEM 10.

Executive Compensation

Incorporated by reference to the enclosed Proxy Statement for the annual meeting to be held May 13, 1999.


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

                                         TIMBERLINE BANCSHARES, INC.



                                         By: ss/Robert J.Youngs
                                         Robert J. Youngs, President &
                                         CEO and Director of the Corporation
                                         and the Bank



                                                       3/11/99
                                                        Date





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.



ss/Stephen P.Bradley                           Date           3/11/99
Stephen P. Bradley,
Board of Directors

Ss/Richard S. Day                              Date          3/11/99
Richard S. Day, Secretary
Board of Directors

ss/Gareld J. Collins                           Date          3/11/99
Gareld J. Collins, Chairman
Board of Directors

ss/Norman E. Fiock                             Date          3/11/99
Norman E. Fiock,
Board of Directors

ss/Don L. Hilton                               Date          3/11/99
Don L. Hilton
Board of Directors

ss/John A. Linton                              Date          3/11/99
John A. Linton, Executive Vice
President, Board of Directors

ss/Gaulden                                     Date          3/11/99
Helen L. Gaulden, Treasurer
Sr. Vice President of Corporation
Sr. Vice President/Cashier of Bank