Form 10QSB
period 1999-03-31
TIMBERLINE BANCSHARES INC
filed 1999-04-28
CIK 875270

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

                  Form 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

   123 N. Main Street   P. O. Box 1087, Yreka, Ca 96097
Address of principal executive offices)

     ( 530 ) 842-4200
(Issuer's telephone number)


Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    1,006,810











PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                           TIMBERLINE BANCSHARES, INC.
                          CONSOLIDATED INCOME STATEMENT
                              For Periods Indicated


                                                 Year       Prior Year
                                               to Date       to Date
                                               03/31/99      03/31/98
 1.  Interest and Fees on Loans                  $1,241       $ 1,213
 2.  Interest on Securities:
        Held for Sale                               180           171
       Held to Maturity                              66           119
 3.  Trading Account interest                       -0-           -0-
 4.  Other interest                                 138           164
 5.  Total Interest Income                        1,625         1,667
 6.  Interest on Deposits                           570           580
 7.  Interest on short term borrowing               -0-           -0-
 8.  Interest on long term debt                     -0-           -0-
 9.  Total Interest Expense                         570           580

10.  Net Interest Income                          1,055         1,087
11.  Provision for Loan Losses                       30            20
12.  Net Interest Income after
      Provision for loan losses                   1,025         1,067
13.  Other Income                                   105           108
14.  Other Expenses                                 923           925
15.  Income before Tax                              207           250
16.  Income Tax Expense                              63            60
17.  Income before extraordinary item               144           190
18.  Extraordinary item net of tax                  -0-           -0-
19.  Cumulative effect of accounting changes        -0-           -0-
20.  Net Income                                 $   144         $ 190

21.  Earnings per share                         $   .14        $  .19




Note 1: The financial statements included in this report are unaudited but, in the opinion of management of the Corporation, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.

                       TIMBERLINE BANCSHARES, INC.
                       CONSOLIDATED BALANCE SHEET
                           Periods Indicated


     ASSETS                                      03/31/99          03/31/98

 1.  Cash and Due from Banks                      $ 6,476           $ 4,241

 2.  Interest Bearing Deposits other banks            100               -0-
 3.  Federal Funds sold and securities
  purchased under resale agreement                 10,000            16,400
 4.  Trading Account Assets                           -0-               -0-
 5.  Other short-term investments                   1,378             1,317
 6.  Investment securities:
           Available for Sale                      13,835             9,609
           to be Held to Maturity                   4,956             7,113
 7.  Loans, Total                                  51,867            46,727
           Allowance for loan losses                 (385)             (410)
           Unearned Income                           (100)              (73)
 8.  Premises and Equipment                         1,977             2,504
 9.  Due from customers on acceptances                -0-               -0-
10.  Other assets                                   1,846               999
11.  Total Assets                                 $91,950           $88,427


     LIABILITIES

12.  Deposits, non-interest bearing               $16,451           $14,388
                 Interest bearing                  66,809            65,835
13.  Short-term borrowing                             -0-               -0-
14.  Bank Acceptances outstanding                     -0-               -0-
15.  Other liabilities                                707               552
16.  Long-term debt                                   -0-               -0-
17.  Commitments and contingent liabilities           -0-               -0-
18.  Minority Interests                               -0-               -0-

     SHAREHOLDERS EQUITY
19 & 20.  Preferred stock                             -0-               -0-
21.  Common Stock                                   2,993             2,992
22.  Other Shareholders equity                      4,990             4,660
23.  Total Liabilities and Shareholders Equity    $91,950           $88,427


Note: Held for Sale amount includes unrealized gain of $(39).

                         TIMBERLINE BANCSHARES, INC
                          STATEMENT OF CASH FLOWS
                           For Periods Indicated

                                                 Year             Prior Year
                                               to Date             to date
                                               03/31/99            03/31/98

Cash Flow from Operating Activities
Net Income                                        $ 144                 190
Non-cash items included in income
  Depreciation                                       52                 105
  Net change in Bad Debt Provision                    7                   9
(Increase)Decrease in:
  Other Assets                                     (114)                582
Increase(Decrease) in:
  Accrued Expenses                                   52                  11

            Net cash provided by operations         141                 897

Cash Flow from Investing Activities
Increase(Decrease) in:
      Deposits                                    1,261               2,665
(Increase)Decrease in:
      Short term investments                        (17)                (14)
      Securities - Held For Sale                   (570)              3,507
                 - Held to Maturity                 582                  92
      Federal Funds Sold                           (200)             (9,400)
      Loans                                         515               1,847
(Purchase)Sale of Fixed assets                      (22)               (577)
Net cash (used for) provided by
    investing activities                          1,549              (1,880)

Cash Flow from Financing Activities
Dividends Paid                                      -0-                 -0-
Additional Paid in Capital

Net cash (applied to) provided by
financing activities                                -0-                 -0-

Net cash increase(decrease) in cash
and due from banks                                1,690                (983)

Cash and Due from Banks at
beginning of year                                 4,886               5,224

Cash and Due from Banks at
end of period                                   $ 6,576             $ 4,241

Item 2.  Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation

It is the intention of management that its wholly-owned subsidiary, Timberline Community Bank, shall continue to function much as it has in the past. When formed in June 1980, it was the intent of the Bank to serve the needs of the communities of the County. This intention has not changed.

Efforts of management will now be concentrated on serving the customer base with the personal service that only a community oriented bank can offer. It will maintain and/or enhance the products most suited to the needs of the community. Management will also pursue those activities such as lending and investing that will enhance the bottom line.


(b) Management's Discussion and Analysis of Financial condition and Results of Operations

As has happened to Community Banks across the nation, Timberline Community Bank is experiencing a decline in net interest spread between interest income and interest expense in the current low prime rate environment. While the major banks have reduced their savings and interest checking rates to two percent or less, the credit unions, regional and community banks have not. Consequently, Timberline Community Bank has had to maintain savings rates to maintain market share. Conversely, loan demand in the Bank's immediate lending has declined steadily in the last three years for many reasons, including an unemployment rate of thirteen percent, a decline in the forest industry, and competition from other lending entities.

The Bank has been pursuing a loan participation program with banks in Oregon through its Loan Production Office in Medford which is beginning to produce satisfactory results and will greatly enhance the loan to deposit ratio and net income.

The changes in income and expense from 1998 to 1999 are minimal in most categories, with the exception of interest income on investments and other interest (fed funds sold). This is the direct result of a one percent drop in rates on investment instruments and fed funds sold and, as a result, net interest income is down considerably from the previous year as is earnings per share.

To offset the decline in investment income, management has had in place stringent cost controls that have reduced operating expenses.

At the March 1999 meeting, the Board of Directors of the Holding Company, declared the shareholders of record of March 15, 1999 eligible to vote at the annual meeting to be held May 14, 1999. Proxy statements and annual reports as submitted to the SEC with the 10KSB for 1998 were mailed to the shareholders on April 5, 1999.

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




                                            TIMBERLINE BANCSHARES, INC.


Date  4/29/99                              ROBERT J. YOUNGS, PRES. & CEO
                                           ss/Robert J. Youngs

Date   4/29/99                             HELEN. L. GAULDEN, SR. VICE PRES
                                                             TREASURER
                                           ss/Helen L Gaulden