Form 10QSB
period 1999-06-30
TIMBERLINE BANCSHARES INC
filed 1999-07-27
CIK 875270

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                       Form 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934


                 For the quarterly period ended JUNE 30, 1999

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

                               Periods Indicated


                                         QUARTER     YTD     QUARTER     YTD
                                         6/30/99   6/30/99   6/30/98   6/30/98

INTEREST AND FEES ON LOANS                1,206     2,447     1,240     2,453

INTEREST AND DIVIDENDS ON INVESTMENT
 SECURITIES
     HELD FOR SALE                          226       406       197       368
     HELD TO MATURITY                        56       122       100       219
TRADING ACCOUNT INTEREST                      -         -         -         -
OTHER INTEREST                              106       244       159       323
TOTAL INTEREST INCOME                     1,594     3,219     1,696     3,363
INTEREST ON DEPOSITS                        556     1,126       609     1,189
INTEREST ON SHORT TERM BORROWING              -         -         -         -
INTEREST ON LONG TERM DEBT                    -         -         -         -
TOTAL INTEREST EXPENSE                      556     1,126       609     1,189
NET INTEREST INCOME                       1,038     2,093     1,087     2,174
PROVISION FOR LOAN LOSSES                   (12)       18        18        38
NET INTEREST INCOME AFTER ALLOWANCE
FOR LOAN LOSSES                           1,050     2,075     1,069     2,136
OTHER INCOME                                103       208       106       214
OTHER EXPENSES                              903     1,826       872     1,797
INCOME BEFORE TAX                           250       457       303       553
INCOME TAX EXPENSE                           51       114        68       128
INCOME BEFORE EXTRAORDINARY ITEMS           199       343       235       425
EXTRAORDINARY ITEM NET OF TAX
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES
NET INCOME                                  199       343       235       425
EARNINGS PER SHARE                         0.20      0.34      0.23      0.42


Note 1: The financial statements in this report are unaudited but, in the opinion of management of the Corporationreflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.


                                        -3-

Item 2.  Management's Discussion

(a) Plan of Operation

Timberline Bancshares management is an ?overlay? of its wholly-owned subsidiary, Timberline Community Bank, and therefore shares the same concepts regarding growth of the institution, protection and preservation of assets, shareholder enhancement, and fulfilling the joint mission statement to assist the communities which we serve.

For further enhancement of shareholders value, management is pursuing the possibility of opening, de novo, a bank in Southern Oregon in the early part of 2000. The Bank currently serves customers in Southern Oregon in the lending capacity through the Loan Production Office. This would make Timberline Bancshares, inc., a multi-bank multi-state entity.


(b) Management's Discussion and Analysis of Financial condition and Results of Operations


Net interest income has declined in the first half of 1999 as the Bank, and community banks across the nation, has been caught in the interest crunch
created by the low prime rate.   To maintain market share, the bank must pay
it?s depositors at a comparable rate of other community banks. Conversely, the rates charged on loans must also be competitive with other financial institutions. Consequently, the net interest spread suffers and income is reduced.

While economic indicators report the nation?s unemployment rate at 4.7% Siskiyou County has a current unemployment rate of 11.6%. The county has been in an economic downturn for years as it?s main economy was based on timber products and services.
In view of those economic conditions , the Bank has accelerated its program of buying participations from other financial institutions outside its normal lending area. Through this program, the bank has increased the loan to deposit ratio somewhat and expects an increase in income from lending in the second half of the year. In addition, the bank?s loan delinquency has remained well below .06 percent so the bank reclaimed a portion of the excessive loan loss reserve in the second quarter.

As a relatively small bank in a sparsely populated county, the bank does not offer mutual funds or insurance as an avenue of enhancing income. Nor has the bank greatly increased service fees to its customers, but has relied on the traditional banking revenue sources; i.e. income from lending.

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

 In addition, the Bank has continued its dividend program paying a $.25 per share cash dividend to shareholders of record in the second quarter of the year




                        TIMBERLINE BANCSHARES, INC.
                        CONSOLIDATED BALANCE SHEET
                                6/30/99

     ASSETS
CASH & DUE FROM BANKS                        $   7,243
INTEREST BEARING DEPOSITS IN OTHER                 100
FED FUNDS & RESALE SECURITY AGREE                1,600
TRADING ACCOUNT ASSETS                               -
OTHER SHORT TERM                                 2,030
INVESTMENT SECURITIES
   HELD FOR SALE                                17,509
   MATURITY                                      4,285
LOANS TOTAL                                     53,693
   ALLOWANCE FOR LOAN LOSSES                      (397)
   UNEARNED INCOME                                (122)
PREMISES & EQUIPMENT                             1,940
DUE FROM CUSTOMERS, ACCEPTANCES                      -
OTHER ASSETS                                     2,803
     TOTAL                                    $ 90,684


     LIABILITIES
DEPOSITS, NON-INTREST BEARING                 $ 16,667
          INTEREST BEARING                      65,629
SHORT TERM BORROWING                                 -
BANK ACCEPTANCES                                     -
OTHER LIABILITIES                                  680
LONG TERM DEBT                                       -
COMMITMENTS & CONTINGENT LIAB                        -
MINORITY INTERESTS                                   -


     SHAREHOLDER EQUITY
PERFERED STOCK                                       -
COMMON STOCK                                     2,993
OTHER S/H EQUITY                                 4,715
    TOTAL                                     $ 90,684



Note: Held for Sell amount includes unrealized gain of $(427)




                            TIMBERLINE BANCSHARES, INC.
                              CONSOLIDATED CASH FLOWS





CASH FLOW FROM OPERATING ACT         YTD 6/30/99        YTD 6/30/98
   NET INCOME                             343                425
   NON-CASH                                 -                  -
     DEPRECIATION                         107                153
     NET CHANGE BAD DEBTS PROV             18                -14
     CUMU EFFECT ACCTG CH                   -                  -
   (INCREASE) DECREASE IN
     OTHER ASSETS                       -1072                370
   INCREASE (DECREASE) IN
     ACCRUED EXPENSES                      27                 36

CASH PROVIDED BY OPS                     -577                970


CASH FROM INVESTING
    INCREASE (DECREASE) IN
     DEPOSITS                             297               2187
    (INCREASE) DECREASE IN
     SHORT  TERM INVESTMENTS             -669                -27
     SECURITIES: FOR SALE               -4468               -992
                 HOLD                    1253                723
     FED FUNDS                           8200              -2100
     LOANS                              -1289               -551
     (PURCHASE) SALE OF F.A.              -38               -577

CASH (USED) PROVIDED                     3286              -1337

CASH FROM FINANCING                         -                  -
    DIVIDENDS PAID                       -252               -252
    ADDITIONAL PD IN CAP                    -                  -

CASH(APPLIED) PROVIDED                   -252               -252

NET CHANGE                               2457               -619

OPEN                                     4886               5224

CLOSE                                    7343               4605



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




TIMBERLINE BANCSHARES, INC.


Date   7/27/99                       ss/Robert J. Youngs
                                        Robert J. Youngs,  President & CEO


Date  7/27/99                        ss/Helen L. Gualden
                                        Helen L. Gaulden, Sr. V. P. & Treasurer