Form 10QSB
period 1999-09-30
TIMBERLINE BANCSHARES INC
filed 1999-10-25
CIK 875270

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            Form 10-QSB

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                          ( 530 )842-4200
                    (Issuer's telephone number)


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

3rd Qrtr 99
TIMBERLINE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET
9/30/99

             ASSETS
CASH & DUE FROM BANKS                     $6,966
INTEREST BEARING DEPOSITS IN OTHER           100
FED FUNDS & RESALE SECURITY AGREE
TRADING ACCOUNT ASSETS
OTHER SHORT TERM                           2,299
INVESTMENT SECURITIES
   HELD FOR SALE                          17,303
   MATURITY                                3,951
LOANS TOTAL                               58,748
   ALLOWANCE FOR LOAN LOSSES                -423
   UNEARNED INCOME                          -114
PREMISES & EQUIPMENT                       1,908
DUE FROM CUSTOMERS, ACCEPTANCES
OTHER ASSETS                               1,830
     TOTAL                               $92,568

                 LIABILITIES
DEPOSITS, NON-INTREST BEARING            $17,533
          INTEREST BEARING                65,183
SHORT TERM BORROWING                       1,300
BANK ACCEPTANCES
OTHER LIABILITIES                            731
LONG TERM DEBT

COMMITMENTS & CONTINGENT LIAB
MINORITY INTERESTS

              SHAREHOLDER EQUITY
PERFERED STOCK
COMMON STOCK                               2,993
OTHER S/H EQUITY                           4,828
    TOTAL                                $92,568

Note: Held for Sell amount includes unrealized loss of $383.

                        PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                          TIMBERLINE BANCSHARES, INC.
                         CONSOLIDATED INCOME STATEMENT
                               Periods Indicated

                                Q 9/30/99  YTD 9/30/99  Q 9/30/98  YTD 9/30/98

INTEREST AND FEES ON LOANS          1,318        3,765      1,240        3,693
INTEREST AND DIVIDENDS ON
INVESTMENT SECURITIES
     HELD FOR SALE                    244          650        201          569
     HELD TO MATURITY                  52          174        102          321
TRADING ACCOUNT INTEREST                -            -          -            -
OTHER INTEREST                         51          295        184          507
TOTAL INTEREST INCOME               1,665        4,884      1,727        5,090
INTEREST ON DEPOSITS                  544        1,670        617        1,806
INTEREST ON SHORT TERM BORROWING        3            3          -            -
INTEREST ON LONG TERM DEBT              -            -          -            -
TOTAL INTEREST EXPENSE                547        1,673        617        1,806
NET INTEREST INCOME                 1,118        3,211      1,110        3,284
PROVISION FOR LOAN LOSSES               9           27         22           60
NET INTEREST INCOME AFTER ALLOWANCE
FOR LOAN LOSSES                     1,109        3,184      1,088        3,224
OTHER INCOME                          103          311        106          320
OTHER EXPENSES                        905        2,731        842        2,639
INCOME BEFORE TAX                     307          764        352          905
INCOME TAX EXPENSE                     71          185         98          226
INCOME BEFORE EXTRAORDINARY ITEMS     236          579        254          679
EXTRAORDINARY ITEM NET OF TAX
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES
NET INCOME                            236          579        254          679
EARNINGS PER SHARE                   0.23         0.58       0.25         0.67


Note 1: The financial statements in this report are unaudited but, in the opinion of management of the Corporation reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.

                        TIMBERLINE BANCSHARES, INC.
                          CONSOLIDATED CASH FLOWS

CASH FLOW FROM OPERATING ACT               YTD 9/30/99   YTD 9/30/98
   NET INCOME                                    579           679
   NON-CASH
     DEPRECIATION                                160           160
     NET CHANGE BAD DEBTS PROV                    45           -29
     CUMU EFFECT ACCTG CH
   (INCREASE) DECREASE IN
     OTHER ASSETS                                -51           489
   INCREASE (DECREASE) IN
     ACCRUED EXPENSES                             78           120

CASH PROVIDED BY OPS                             811         1,419


CASH FROM INVESTING
    INCREASE (DECREASE) IN
     DEPOSITS                                    717         3,616
    (INCREASE) DECREASE IN
     SHORT  TERM INVESTMENTS                    -938           -43
     SECURITIES: FOR SALE                     -4,385         1,246
                          HOLD                 1,587           602
     FED FUNDS                                 9,800        -9,100
     LOANS                                    -6,352         2,793
     (PURCHASE) SALE OF F.A.                    -107          -619


CASH (USED) PROVIDED                             322        -1,505


CASH FROM FINANCING
    SHORT TERM BORROWING                       1,300             -
    DIVIDENDS PAID                              -252          -252
    ADDITIONAL PD IN CAP


CASH(APPLIED) PROVIDED                         1,048          -252

NET CHANGE                                     2,181          -338

OPEN                                           4,785         5,224

CLOSE                                          6,966         4,886

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


(b) Management's Discussion and Analysis of Financial condition and Results of Operations


Net interest income has declined in 1999 as the Bank, and community banks across the nation, has been caught in the interest crunch created by the low prime
rate.   To maintain market share, the bank must pay it?s depositors at a comparable rate of other community banks. Conversly, the rates charged on loans must also be competitive with other financial institutions. Consequently, the net interest spread suffers and income is reduced.

 While economic indicators report the nation?s unemployment rate at 4.7% Siskiyou County has a current unemployment rate of 11.6%. The county has been in an economic downturn for years as it?s main economy was based on timber products and services.
In view of those economic conditions , the Bank has accelerated its program of buying participations from other financial institutions outside its normal lending area. Through this program, the bank has increased the loan to deposit ratio somewhat and expects an increase in income from lending for the remainder of the year.

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

In addition, the Bank has continued its dividend program paying a $.25 per share cash dividend to shareholders of record in the second quarter of the year and has declared a second $.25 per share cash dividend to be paid in the third quarter of the year.

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


                        TIMBERLINE BANCSHARES, INC.




Date   10/25/99                    SS/ROBERT J. YOUNGS
                                      Robert J. Youngs,  President &
                                                         CEO




Date 10/25/99                      SS/HELEN L. GAULDEN
                                      Helen L. Gaulden, Sr. V. P. &
                                                        Treasurer