Form 10KSB
period 1999-12-31
TIMBERLINE BANCSHARES INC
filed 2000-03-13
CIK 875270

FORM 10-KSB
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1999
                                OR

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

                       (530) 842-4200
           (Registrant's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $7,003,872.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of December 31,1999 of $10.00 the aggregate market value of voting stock held by non-affiliates is $6,866,060.00.

                  (ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDING DURING THE PAST FIVE YEARS)

                                 Not applicable

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1999 there were 1,006,860 shares of common stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

PART II, Item 7. - External Auditor's Report to the Board.

                                        PART I

ITEM 1.

Business

Timberline Bancshares, Inc. ("Corporation") was incorporated as a California Corporation on July 1, 1991 for the purpose of becoming a bank holding company of the Bank. The Corporation's executive offices are at 123 North Main St., Yreka, California and its telephone number is (530) 842-4200.

The Corporation's sole subsidiary is the Bank and its sole activities are the commercial banking activities engaged in through the Bank. As a bank holding company, the Corporation may in the future invest in additional banking subsidiaries or in those non-banking subsidiaries which are permissible for a bank holding company, subject to the required approvals of the Federal Reserve Board.

Business of the Bank

General.
The Bank was organized as a state chartered banking corporation on June 6, 1979 and commenced operations on June 23, 1980. It currently has eight banking offices, two ATM locations, and one loan production office.
The banking offices consist of the main office located at 123 North Main Street, Yreka, California, a branch office located at 6701 N. Highway 3,
 Greenview, California, a branch office located at 150 Alamo Ave., Weed, California, a branch office located at 328 Main Street, McCloud, California, a branch office located at 5800 Dunsmuir Ave., Dunsmuir, California, a branch office located at 3rd & California Streets, Dorris, California, a branch office located at 398 Main Street, Tulelake, California, and a branch office located at 309 N. Mt. Shasta Blvd., Mt. Shasta, California. The bank's ATMs are located in a grocery store in Yreka, California, and a through-the-wall unit at the Tulelake Branch. All eight banking offices and the two ATMs are located in the County of Siskiyou. The loan production office is located at 1237 N. Riverside, Suite 25, Medford, Oregon.

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

Market Area.

The Bank's primary market area and the source of most of its loans and deposits encompasses the County of Siskiyou, California. Additional lending, through the loan production office, encompass several areas in the state of Oregon.

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

At present in Siskiyou County, there are seven branches of major banks, two branches of a credit union, two branches of a regional bank, two branches of a savings bank and five branches of another independent bank. The Bank attempts to compete by offering personalized and specialized services to its customers. The Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community. The Bank further promotes its image by being very involved in local organizations and charities.

Employees.

At December 31, 1999, the Bank had 66 full-time and 11 part-time employees.

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

The capital of the Bank as of year end 1999, 1998 and 1997 are as follows:

         Capital Year End        1999      1998      1997

         Total Capital           13.07     13.45     13.70
         Tier One                12.50     12.83     12.99
         Leverage                 8.85      8.66      8.62


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


New and Pending Legislation.

Certain legislative and regulatory proposals which could affect the Corporation, the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the California State Legislature, and Federal and state government agencies. It is not known to what extent, if any, these proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals could subject the Corporation and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and increase its cost of doing business. For example, the Gramm-Leach-Bliley banking reform law included provisions that significantly reduce the frequency of CRA exams for small banks with satisfactory and outstanding ratings; it will, however, impose new administrative and regulatory burdens on community banks. The extent and severity of these burdens will not be unknown until the regulations are final, banks have implemented them, and examiners have reviewed banks? compliance.

Addressing the Year 2000

The "Year 2000 Problem" related to a computer systems ability to recognize and properly respond to the change to the year 2000. The Bank concentrated many hours and resources during 1999 to being prepared for the change. All systems were tested, contingency plans were in place and customers were kept informed of the bank's progress in addressing Y2K. The Bank made a smooth transition from 1999 to 2000 with no problems. The Bank will continue to monitor all systems through the future "key" dates such as February 29, but foresees no system problems.

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

No matters were submitted to a vote of shareholders in the fourth quarter of 1999.


                                    PART II

ITEM 5.

Market for Registrant's Common Equity and Related Stockholder Matters

The Corporation has 1,006,840 shares of common stock outstanding, held by approximately 1102 shareholders of record on December 31, 1999.


The directors and officers of the Corporation and the Bank hold 31.81% of the outstanding shares. The directors and officers have the right to acquire additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan.

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

Bid Quotations for the
Corporation's Common Stock
                                    Approx.
Quarter Ended      High    Low	      Volume

March, 1997          12.50    10.00     27,100
June, 1997           14.25    13.00     12,400
Sept., 1997          16.25    14.00     19,000
Dec., 1997           16.25    14.75     10,300
March, 1998          13.75    13.00     13,100
June, 1998           15.00    13.50      9,700
Sept., 1998          12.00    10.25      4,500
Dec., 1998           11.75    10.50      2,400
March, 1999          10.50    10.125       700
June,1999            10.50     8.125     3,800
Sept., 1999          11.00     8.125     5,500
Dec., 1999           10.00    10.00      4,100

There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future.

Dividends

It was the policy of management, during the initial years of the Bank's operations, to retain earnings, if any, for the purpose of increasing the capital resources of the Bank. Consequently, cash dividends were first paid in 1987. For past years dividends have been based on management's assessment of earnings after the external auditor had completed the year end audit.

In 1999 a $.25 per share cash dividend was paid in April and a $.25 per share was paid in November. In 1998 a $.25 per share cash dividend was paid in May and a $.25 per share cash dividend was paid in October. In 1997 a $.25 per share cash dividend was paid in May and a $.25 per share cash dividend was paid in October. In 1996 a $.50 per share cash dividend was paid in April, a 100% stock split was granted in June and a $.25 per share cash dividend was paid in October. In 1995 a $.50 per share cash dividend was paid in April based on the bank's performance in 1994, and a $.50 per share cash dividend was paid in October based on the performance of the first eight months of the year. In 1994 a 10% stock split was declared in March and issued in May based on year end 1993 performance and in September a $0.50 per share of stock cash dividend was declared and paid on October 1, 1994 based on the Bank's performance through the first eight months of 1994. In 1993 a 10% stock split was declared in April and issued in June based on year end 1992 performance. In 1992 a 10% stock split was declared in April and issued in June based on year end 1991 performance. There is no assurance that dividends will be paid again, or, if paid, what the amount of any such dividends will be.

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

The Bank is exploring the possibility of moving the Mt. Shasta branch to a location more convenient to the customers of that city, opening a loan production office in the city of Redding to expand its lending area, and opening a website to provide internet banking to its customers.

The bank presently offers electronic tax deposits capability, ACH capability and wire transfer services. The Bank has enrolled in the Treasury's deposit program - offering low or no cost deposit accounts to persons receiving ACH deposits for federal payments.

It is the intention of the Corporation and Bank to continue operation as a full service bank to the communities in which it serves.

Result of Operations

The Corporation ended the year with net income of $809,000, which equates to $.80 earnings per share.


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

Interest income on loans includes loan fees which are a product of origination and commitment fees and certain direct loan origination costs. Portions of these fees are deferred and amortized over the life of the loan as an adjustment of the loan's yield. The deferred fee balances, in thousands, are as follows: December 1999 - $110; December 1998 - $118; December 1997 - $86. These fees are netted out of total loans on the Bank's balance sheets for these periods.

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

In the past couple of years, the Bank has seen a steady decline in loan demand as the general public reacted to the uncertain economic conditions in it's immediate service area (average unemployment in 1999 in Siskiyou County was 13%), changes in rates initiated by the Federal Reserve Bank, and competition from other lending entities.

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

It is the Bank's policy to collateralize all loans unless, in management's estimation, the credit worthiness, cash flow and character of the borrower justify extension of credit on an unsecured basis. Management recognizes the inherent risk in making unsecured loans but, in management's judgment, such unsecured loans are justified based on the credit worthiness and financial strength of the borrowers. So called "character" loans comprise a very small percentage of the Bank's commercial portfolio, however, as the Bank prefers to follow the loan-to-value ratio guidelines as set by the regulatory authorities.

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

Interest rate risk can be reduced through the practice of making variable interest rate loans which are tied to some outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. Approximately 71% of the Bank's portfolio is comprised of loans with adjustable rates.

The Bank has subscribed to a Risk Management program that monitors the Bank's sensitivity to market conditions. At December 1999, the margin risk cushion for the bank was 41 basis points before the interest rate margin was adversely affected.


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

The Bank's liquidity is monitored on a daily basis. At December 31, 1999, cash and due from banks, and federal funds sold constituted 8.52% of total assets. Add the funds in investments and the total is 33.98% of total assets. In addition, the Bank has an unused federal funds line of credit for $2,000,000 with a correspondent institution and has established the ability to borrow through the Fed Discount Window.

At year end 1999 the Bank's loans outstanding to deposit ratio was 69.8%, while the ratio of loans outstanding plus commitments to deposits was 79.9%.

Inflation

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation affects the Corporation by increasing the cost of operations. The relatively low inflation of the past two years, therefore, has had little impact on the Bank's operations.

Effects of Economic Changes

The client base of the bank, management feels, is broad enough to minimize the effects economic changes may have on the area. The economy of the area encompasses ranching, farming, the timber industry, tourism, and a large base of governmental agencies.

ITEM 7.

Financial Statements

Incorporated by reference to the External Auditor's report to the Board.

Other Selected Financial Data

I. Distribution of Assets, Liabilities and Stockholders' Equity; interest rates and interest differential




                             A.  AVERAGE BALANCE SHEETS
                                    (in thousands)
                                          1999           1998
      ASSETS
Cash and Due from Banks
  (Non-interest bearing)               $ 6,324        $ 4,840
     (Interest bearing)                    100            -0-
Taxable Investment Securities
  Available for Sale                    13,311         11,531
  Held to Maturity                           6          1,336
Non-taxable Investment Securities
  Available for Sale                     3,638            486
  Held to Maturity                       4,085          5,332
Fed Funds Sold                           5,563         13,154
Cash Value Life Insurance                1,963          1,330
Loans - Net of unearned
  loan fees	                             54,449         48,329
Allowance for Loan Losses                 (393)          (386)
Fixed Assets net of
  accumulated depreciation               2,414          2,477
Other Assets                             1,219          1,067

TOTAL ASSETS                           $92,679        $89,496


                                          1999           1998
      LIABILITIES
Demand Deposits                         17,200        $15,781
Interest Bearing Demand Deposits        10,902         11,841
Savings Deposits                        30,874         30,897
Time Deposits                           24,668         22,680
Fed Funds Purchased                        325            -0-
Non Interest Bearing                       -0-            -0-
Other liabilities                        1,302            656
      TOTAL LIABILITIES                 85,271         81,855

      CAPITAL
Contributed Capital                      2,294          2,294
Additional Paid in Capital                 699            698
Retained Earnings                        4,599          4,649
Unrealized Loss Available
   For Sale Securities                    (184)           -0-
      TOTAL CAPITAL                      7,408          7,641
      TOTAL LIABILITIES
        AND CAPITAL                    $92,679        $89,496




                      B. ANALYSIS OF INTEREST EARNINGS
                          ($ amounts in thousands)

INTEREST EARNED AND AVERAGE YIELD
                                    1999            1998

                                  $         %      $        %
Taxable Investment Securities
  Available for Sale             745              688
      Yield                          5.42            6.47
  Held to Maturity                 0              138
      Yield                           0              5.39
Non Taxable Securities
  Available for Sale             206               28
Yield                                4.74            5.09
  Held to Maturity               161              288
Yield                                5.38            4.87
Fed Funds Sold                   251              586
Yield                                4.67            5.23
Cash Value Life Insurance         72               69
Yield                                5.49            5.44
Loans                          5,076            4,325
Yield (after allowance)              8.74           10.32
AVERAGE YIELD
ALL Interest Earning Assets          8.23            8.27
INTEREST PAID AND AVERAGE RATE
Demand Deposits                  153              205
Rate                                 1.36            1.85
Savings Deposits                 962            1,100
Rate                                 3.13            3.35
Time Deposits                   1122              796
Rate                                 4.42            5.08
AVERAGE RATE PAID                    3.32            3.53
Average Including
            Non Interest Deposits    2.66            2.82

NET YIELD ON INTEREST EARNING ASSETS 5.57            5.45

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



                 C.  ANALYSIS OF ACTUAL CHANGES IN INTEREST

Income and Expense and allocation between volume and rate

                                           Allocation    Allocation
                                            to change     to change
                                            in Volume      In Rate    Total

                                                          1999
       Income
Taxable Investment Securities
   Available for Sale                           113            (96)      17
   Held to Maturity                             (70)             0      (70)
Non-Taxable Investment Securities
   Available for Sale                           137             48      185
   Held to Maturity                             (62)           (42)    (104)
Fed Funds Sold                                 (389)           (34)    (423)
Cash Value Life Insurance                        32            (17)      15
Loans (After Allowance)                         587           (107)     480

       Expense
Demand Deposits                                 (16)           (40)     (56)
Savings Deposits                                 (1)           (54)     (55)
Time Deposits                                   102           (150)     (48)



       Income                                            1998
Taxable Investment Securities
   Available for Sale                            58            (18)      40
   Held to Maturity                             (67)            (1)     (68)
Non-Taxable Investment Securities
   Available for Sale                            (4)            (3)      (7)
   Held to Maturity                             (28)             5      (23)
Fed Funds Sold                                  102            (14)      88
Cash Value Life Insurance                         3             (5)      (2)
Loans (After Allowance)                         621           (350)     271

      Expense
Demand Deposits                                  14            (10)       4
Savings Deposits                                (65)           (18)     (83)
Time Deposits                                   357             17      374


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


B.  Maturity and Yield Characteristics
                                            1999                    1998

                                              Average                 Average
                                         Cost   Yield	          Cost    Yield
Taxable Investment Securities
  Available for Sale
  US Treasury's
    Maturing in one year or less          -0-     -0-            -0-      -0-
    Maturing in one to five years         -0-     -0-            -0-      -0-
  US Agencies & Corporations
    Maturing in one year or less        1,000    5.21         1,000      5.09
    Maturing in one to five years      11,550    5.21        10,750      5.70
    Maturing in five to ten years       1,250    6.29           750      6.18
  Held to Maturity
  US Agencies & Corporations
    Maturing in one year or less          -0-     -0-           -0-       -0-
    Maturing in one to five years          5     8.60           508      6.18
    Maturing in five to ten years         -0-     -0-           -0-       -0-
  State and Political Subdivisions
    Maturing in one year or less          -0-     -0-           -0-       -0-

Non-Taxable Securities
  Available for Sale
  State and Political Subdivisions
    Maturing in one year or less          -0-     -0-           100      4.74
    Maturing in one to five years         445    4.91           359      4.27
    Maturing in five to ten years         320    4.67           346      3.70
    Maturing in over ten years          3,425    4.62           -0-       -0-
  Held to Maturity
  State and Political Subdivisions
    Maturing in one year or less        1,270    4.88         1,773      4.42
    Maturing in one to five years       1,760    5.06         3,174      4.94
    Maturing in five to ten years          85    6.18            82      6.04
    Maturing in over ten years            -0-     -0-           -0-       -0-


Tax exempt income is actual and has not been adjusted to a tax equivalent basis.


C. No investment at December 31, 1999, in the aggregate, in any one issue exceeds 10% of stockholders' equity. The term "issuer" does not include the US Government or its political subdivisions and agencies as defined in the instructions.



III.   LOAN PORTFOLIO
                                   A.  LOAN TYPES

                                                December 31,
                                               1999          1998

Commercial, Financial and Agricultural       $51,501       $43,991
Real Estate Construction                       1,924         2,933
Real Estate Mortgage                           2,430         2,790
Installment Loans to Individuals
(Including overdraft lines)                    2,181         2,687
       TOTAL                                 $58,036       $52,401


                        B.  MATURITIES AND SENSITIVITIES OF
                         LOANS TO CHANGES IN INTEREST RATES
                                FOR SELECTED LOAN TYPES

                                           December 31,
        LOAN TYPES                     1999           1998

Commercial, Financial and Agricultural
   Due within one year              $24,721        $24,374
   Due one to five years             20,085          7,653
   Due over five years                6,695         11,964
     Total                          $51,501        $43,991

Interest rate
   Fixed rate                       $11,534        $16,206
   Floating rate                     39,967         27,785
     Total                          $51,501        $43,991

Real Estate Construction
   Due within one year              $ 1,924         $2,933
   Due one to five years                -0-            -0-
   Due over five years                  -0-            -0-
     Total                        $   1,924         $2,933

Interest Rate
   Fixed rate                       $   -0-        $   -0-
   Floating Rate                      1,924          2,933
Total                             $   1,924        $ 2,933


                       C. RISK ELEMENTS

1.  NONACCRUAL, PAST DUE AND RESTRICTED LOANS
                                                 1999          1998
   a.  Loans accounted for on a
 nonaccrual basis                                 13            -0-
   b.  Accruing loans past due 90
 days or more                                     -0-           -0-
   c.  Troubled Debt restructured                 -0-           -0-

    Gross income that would have occurred
    if the above notes were paid according
    to note terms

    a.  Non-accrual                               $0.2          -0-
    b.  Troubled Debt                             -0-           -0-

    Income accrued and included in net
    income

    a.  Non-accrual                               -0-           -0-
    b.  Troubled debt                             -0-           -0-

    NON ACCRUAL LOAN POLICY - Management's policy on placing loans on non-accrual status is discussed in the audited financial statements, "Note 1 - Summary of Significant Accounting Policies."

2.  POTENTIAL PROBLEM LOANS

    At the end of the current period the Bank has no potential loan problems other than loans with known problems as disclosed above.

3.  FOREIGN LOANS

    The Bank never has had and does not anticipate ever having foreign loans, so this section does not apply.

4.   LOAN CONCENTRATIONS

    All loan concentrations are shown in IIIA of this report.



                 D.  OTHER INTEREST BEARING ASSETS

    None.

 IV.   SUMMARY OF LOAN LOSS EXPERIENCE

                                              1999         1998

A.  Balance at January 1                     $ 378        $ 401
Loans Charged Off
 Commercial, Financial and
   Agricultural                                (69)         (10)
 Installment loans to Individuals               -0-        (122)
 Real Estate - Mortgage                         -0-          -0-
Recoveries
 Commercial                                      9           13
 Installment                                    18           13
Net Charge Offs                                (42)        (106)
Additional Charges to Operations                36           83
     Balance at December 31                  $ 372        $ 378

Ratio of Net charge offs to
loans outstanding                             0.07%        0.20%

For a discussion of the factors that describe management's determination of the addition to the allowance for loan losses see the notes to the Audited Financial Statements, "Note - 1 - Summary of Significant Accounting Policies."


C. The following table sets forth the allocation for loan losses for the years ended. It should not be construed that the amount allocated to a particular segment is the only amount available against the loan portfolio. In addition, the amounts allocated by segment may not be indicative of future charge off trends.

                                            1999                1998
                                                   Percent             Percent
                                         Amount   of Total   Amount   of Total
Commercial, Financial
   and Agricultural                     $51,501     88.74%  $43,991     83.95%
Real Estate Construction                  1,924      3.31     2,933      5.60
Real Estate Mortgage                      2,430      4.19     2,790      5.32
Installment loans to
   Individuals                            2,181      3.76     2,686      5.13
TOTAL                                  $ 58,036    100.00   $52,400    100.00


 V.  DEPOSITS
                                            1999                 1998
                                   Average     Average  Average     Average
                                   Balance   Rate Paid  Balance   Rate Paid

Non-interest Bearing
  Demand Deposits                   16,770      -0-      15,780      -0-
Interest Bearing
  Demand Deposits                   11,225       1.36%   11,841       1.77%
Savings Deposits                    30,713       3.13%   30,897       3.29%
Time Deposits                       25,391       4.42%   22,681       4.71%



MATURITY OF TIME DEPOSITS $100,000 OR MORE.

                                                1999            1998

Three months or less                           $ 753           $ 876
Over three under six months                    1,344           1,048
Over six under twelve months                   3,006           2,369
Over twelve                                      717             634

 VI.  RETURN ON EQUITY AND ASSETS

1.  Return on Average Assets                    0.90%           1.05%
2.  Return on Equity                           10.73%          12.04%
3.  Dividend Pay-out Ratio                     63.00%          55.46%
4.  Equity to Asset Ratio                       8.42%           8.66%

VII.  SHORT TERM BORROWING

1.  Amounts outstanding
    at year end                                   -0-             -0-
2.  Maximum at any month end                   1,700              -0-
3.  Average amount outstanding
    for year                                      59              -0-
    Average interest paid                       5.61%             -0-

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

	PART III

ITEM 9.

Directors of the Registrant

Information concerning the directors of the registrant is included in item 11 Security Ownership of Certain Beneficial Owners and Management of this report.

Each director is elected by Shareholder vote to a term of one year.

No director has been involved in material legal proceedings in the last five years.


Executive Officers

Robert J. Youngs                65      Chief Executive Officer and Director
President, Chief Executive              of the bank since June 1, 1983.
Officer of the Bank and                 President of the Bank from June 1983
the Corporation, Director               to June 1, 1999. Mr. Youngs retired
of the Bank and Corporation             as officer of the Bank and Corporation
                                        December 31, 1999.  Remains Director.

John A. Linton                  59      Executive Vice President and Director
President of the bank                   the Bank since Jan 1998 and June 1998
CAO of the Corporation                  respectively.  President of the Bank
                                        Since June 1, 1999.  CAO of the
                                        Corporation since June 1, 1999.
                                        Assumes CEO of Bank, CEO and President
                                        of Corporation Jan. 1, 2000.

Roger B. Ebert                  65      Senior Vice President and Loan Admin
Senior Vice President                   -istrator of the Bank since February
and Loan Administrator                  of 1983.  Retired September 30, 1999.

David R. Kaiser                 39      Senior Vice President and Loan Admin
Senior Vice President                   -istrator of the Bank since September
and Loan Administrator                  of 1999.
of the Bank

Helen L. Gaulden                59      Senior Vice President/Cashier of the
Senior Vice President                   Bank since January 1985.  Joined the
Cashier of the Bank                     Bank at its inception in June 1980.
VP and Treasurer of Corporation

Each executive officer is appointed to a one year term at the annual organizational meeting by the board of directors.

No executive officer has been involved in material legal proceedings for the last five years.

ITEM 10.
Executive Compensation

The following table summarizes the remuneration earned in 1999 by each Executive Officer of Bancshares and the Bank whose total remuneration exceeded $60,000, and by all Executive Officers of Bancshares and the Bank as a group.

       Cash and Cash Equivalent Forms of Remuneration

Name of Individual   Capacities   Salaries, Fees    Securities    Aggregate of
or Number of          In Which    Directors Fees,   or Property     Contingent
Persons in Group       Served     Commissions       Insurance,        Forms of
                                  or Bonuses        Benefits      Remuneration
                                                    Reimbursements
                                                    Personal Benefits

Robert J. Youngs     President &     $138,000.            (1)               $0
                     C EO
                     Bancshares

John A. Linton       CEO & President $104,300.            (1)
                     Of Bank, CAO
                     Bancshares.

Helen L. Gaulden     Senior Vice      $64,900.            (1)
                     President,
                     Cashier &
                     Treasurer of
                     Bank &
                     Bancshares

Executive Officers   Officers        $382,194.
as a group

Notes: (1) The Bank has paid and plans to continue to pay premiums on certain life insurance policy coverage for Bancshares and Bank Executive Officers in excess of that normally provided Bank employees. It is the opinion of Bancshares' Board of Directors that the total personal benefit paid to any Executive Officer of Bancshares or the Bank during the year was less than $5,000.


COMPENSATION PURSUANT TO PLANS

The Bank initiated, in the first quarter of 1994, a Salary Continuation Plan for its three executive officers. A Salary Continuation Plan (SCP) is a non -qualified, executive benefit plan in which the bank agrees to pay the executive
additional benefits in the future, usually at retirement.   Because the SCP is a
non-qualified plan, the bank can selectively reward certain key executives without regard to the non-discrimination requirements of qualified plans.

The SCP is embodied in a written agreement between the bank and the executive(s) selected to participate in the Plan. The SCP is an unfunded plan, which means that the executive has no rights under the agreement beyond those of a general creditor of the bank, and there are no specific assets set aside by the bank in connection with the establishment of the Plan. The accounting rules concerning the Plan require that the bank accrue sufficient expenses so that the present value of the benefits to be paid to the executive at retirement is reflected as a liability on the bank's books by the time of retirement. The SCP typically provides that, if the covered executive dies prior to or during retirement, the bank will pay the benefits set forth in the agreement to the deceased executive's beneficiary or estate.

The Plan is informally linked with a single premium universal life insurance policy, which is purchased by the bank in connection with its implementation. The executive is the insured under the policy, but the bank is the owner and the beneficiary of the policy. The executive has no claim on the insurance policy, its cash value or the proceeds thereof. The cash surrender value of the single premium insurance policy(ies) is carried on the bank's books in "other assets" consistent with generally accepted accounting principles.

During the pre-retirement period, there are no tax consequences to the covered executive with respect to the Plan agreement and there are no tax deductions to the bank in connection with the Plan. The cash value of the insurance policy increases through interest credited by the insurance company. The increase in the insurance cash value is not taxable income. After retirement, the benefit payments to the executive are taxable income and are tax-deductible expenses to the bank as they are paid. If the executive were to die, either prior to or during retirement, the bank will receive the insurance proceeds from the policy tax free, except for possible alternative minimum taxes, and the payments made by the bank to the executive's beneficiary will be tax-deductible expenses to the bank. Since the present value of the bank's obligation to the executive has been booked as of the retirement date, the impact on the bank's income statement after retirement is minimal.

The Plan was established as follows:
                                        ANNUAL             DURATION
                       RETIREMENT       RETIREMENT         OF RETIREMENT
NAME                   AGE              BENEFIT            BENEFIT

Robert J. Youngs,         65            $48,000.00         10 Years
CEO

Roger B. Ebert            65            $24,000.00         10 Years
Sr. Vice President &
Loan Administrator

Helen L. Gaulden          65            $20,000.00         10 Years
Sr. Vice President &
Cashier

In 1999, by board resolution, the plan for Robert J. Youngs was amended extending the duration period of retirement benefit to 15 years.

The board also established a plan for Executive Vice President John A. Linton. Mr. Linton was appointed President of the Bank on July 1, 1999. Mr. Linton's plan is as follows:

John A. Linton            65            $48,000.00         10 Years




Roger B. Ebert retired on September 30, 1999 and recieved payments totaling $6,000.00 in fiscal year 1999.

Payment schedules will be selected by the covered employees at retirement. Amounts in the plan have not been included in the previous cash compensation table. Mr. Ebert elected monthly payments of $2,000.00 per month.

Amounts accrued pursuant to the plan for the accounts of the named individuals and group during the last fiscal year are as follows:

Robert J. Youngs            $86,955.
John A. Linton               27,459.
Roger B. Ebert                3,681.
Helen L. Gaulden             31,428.
Total as a Group           $149,523.

In the first quarter of 1994, the Bank initiated a 401(K) plan in which all employees can participate. The 401(K) is a qualified plan. Employees may elect to deposit up to 15% of gross wages in the plan and the Bank contributes an additional 10% of the employees' election.

STOCK OPTION PLAN

The Bank maintained an Incentive and Non-qualified Stock Option Plan ("Plan") which was originally adopted by the Board of Directors of the Bank on February 12, 1998, and which was duly approved by shareholders of the Bank on May 14, 1998.

Summary of the Plan

The Plan will be administered by the Board of Directors. All options under the Plan will be granted at an exercise price of not less than 100 percent of the fair market value of the shares of Common Stock on the date of grant, except for an incentive stock option granted to an optionee who at the time of the grant owns more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary of the Company in which case the option price shall not be less than 110% of the fair market value of such stock. The purchase price of any shares purchased upon exercise is payable in full in cash or, subject to applicable law, with Common Stock previously acquired by the optionee and held by the optionee for a period of at least six months. The equivalent dollar value of shares used to effect a purchase shall be the fair market value of the Common Stock on the date of exercise.

Options granted pursuant to the Plan shall be for a term of up to ten (10) years, except for certain incentive stock options. Each option shall be exercisable in installments and upon such conditions as the Board of Directors shall determine. Options granted shall vest over a period no greater than five years, and no less than 20% of such option shall vest annually. Optionees shall have the right to exercise all or a portion of the option at any time or from time to time with respect to the vested part of their stock options. If any option shall expire without being exercised in full, the shares will again become available for granting of stock options under the Plan. The Plan shall expire on February 12, 2008.

Incentive stock options may be granted to full-time salaried officers and management level employees of the Company or a subsidiary. No director who is not also a full-time salaried officer or management level employee may be granted an incentive stock option pursuant to the Plan. No incentive stock option with a term of more than five (5) years may be granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power or value of all classes of stock of the Company or a subsidiary of the Company. Non-qualified stock options may be granted to directors, full -time salaried officers and management level employees of the Company or its subsidiaries.

Incentive Stock Options. If the optionee is employed by the Company (or a subsidiary) continuously from the date of grant until at least three months before the option is exercised and otherwise satisfies the requirements of the Plan and applicable law, the optionee will not recognize taxable income upon the exercise of the option. If the optionee is not employed by the Company (or a subsidiary) continuously from the date of grant until at least three months before the option is exercised for reason other than death or disability, the optionee will recognize ordinary income at the time the option is exercised.
The Company will be allowed a deduction for federal income tax purposes only if and to the extent that the optionee recognizes ordinary income. Upon exercise of an incentive stock option, the excess of the fair market value of the shares received over the option price at the time of exercise is treated as an item of tax preference which may result in the imposition of the alternative minimum tax.

On a subsequent sale of shares acquired by the exercise of an incentive stock option, gain or loss will be recognized in an amount equal to the difference between the amount realized on the sale and the optionee's tax basis of the shares sold. If a disposition (generally a sale, exchange, gift or similar lifetime transfer of legal title) of stock received pursuant to an incentive stock option does not take place until more than two years after the grant of such option and more than one year after the exercise of such option, any gain or loss realized on such disposition will be treated as long-term capital gain or loss. Under such circumstances, the Company will not be entitled to a deduction for income tax purposes in connection with the exercise of the option.

If a disposition of stock received pursuant to an exercise of an incentive stock option occurs within two years after the grant of such option or one year after the exercise of such option, the optionee must treat any gain realized as ordinary income to the extent of the lesser of (i) the fair market value of such stock as of the date of exercise less the option price, or (ii) the amount realized on disposition of the stock less the option price. Such ordinary income realized is deductible by the Company for federal income tax purposes. Any additional amount realized on the disposition will be taxable as either long-term or short-term capital gain, depending on the holding period.

Non-qualified Stock Options. In general, when an optionee exercises a Non-qualified stock option, the optionee recognizes ordinary income in the amount of the excess of the fair market value of the shares received upon exercise over the aggregate amount paid for those shares, and the Company may deduct as an expense the amount of income so recognized by the optionee. For capital gains purposes, the holding period of the shares begins upon the exercise of the option, and the optionee's basis in the shares is equal to the fair market value of the shares on the date of exercise.

If, upon exercise of a nonqualified option, the optionee pays all or part of the purchase price by delivering to the Company shares of already-owned stock, there are no federal income tax consequences to the optionee or the Company to the extent of the number of shares so delivered. As to any additional shares issued, the optionee recognizes ordinary income equal to the aggregate fair market value of the additional shares received, less any cash paid to the Company, and the Company is allowed to deduct as an expense the amount of such income.

For purposes of calculating tax upon disposition of the shares acquired, the holding period and basis of the new shares, to the extent of the number of old shares delivered, is the same as for those old shares. The holding period for the additional shares begins on the date the option is exercised, and the basis in those additional shares is equal to the taxable income recognized by the optionee, plus the amount of any cash paid to the Company.

Upon a subsequent disposition of the shares received on exercise, the difference between the amount realized on such disposition and the fair market value of the shares on the date of exercise generally will be treated as a separate capital gain or loss.

Other Terms and Conditions

Options under the Plan shall not be transferable by the optionee during the optionee's lifetime. In the event of termination of employment or cessation as a director as a result of the optionee's death or disability, to the extent exercisable on the date employment or directorship terminates, the option shall remain exercisable for up to one (1) year (but not beyond the end of the original option term) by the disabled optionee or, in the event of death of the optionee, by the person or persons to whom rights under the option shall have passed by will or the laws of descent and distribution. In addition, if an optionee dies during the three month period referred to below, the option shall expire one year after the date of such death or the date the option expires whichever is earlier.

If an optionee's employment is terminated, unless termination was for cause or if an optionee's directorship is terminated, the optionee shall have the right, for a three-month period after such termination, to exercise that portion of the option which was exercisable immediately prior to such termination. If an optionee's employment is terminated for cause (which shall include malfeasance or gross misfeasance in the performance of duties or conviction of a crime involving moral turpitude), the option shall expire within 30 days of the date of termination. However, in no event may the option be exercised after the end of the original option term.

In the event of certain changes in the outstanding Common Stock, such as stock dividends, stock splits, recapitalization, reclassification, reorganization, merger, stock consolidation or otherwise, appropriate and proportionate adjustments shall be made in the number, kind and exercise price of shares covered by any unexercised options or portions thereof. In the event of a liquidation of the Company or upon a reorganization, merger or consolidation of the Company with one or more corporations, the result of which the Company is not the surviving corporation or the Company becomes a subsidiary of another corporation, a sale of substantially all of the assets of the Company to another corporation, or upon a sale representing more than 80% of equity securities voting power of the Company to any person or entity (any one of which shall be referred to as a "Terminating Event"), the Plan shall terminate and all options theretofore granted shall completely vest and become immediately exercisable. All outstanding options not exercised by the time of the Terminating Event shall at such time terminate. However, any options not exercised at the time of a Terminating Event shall not terminate if they have been assumed or substituted by the successor corporation.

The Board of Directors reserves the right to suspend, amend or terminate the Plan, and, with the consent of the optionee, make such modifications of the terms and conditions of his/her option as it deems advisable, except that the Board of Directors may not, without further approval of a majority of the shareholders, increase the maximum number of shares covered by the Plan, change the minimum option price, increase the maximum term of options under the Plan or permit options to be granted to anyone other than a director, officer or management level employee.

In 1999, with the authority stated above, modified the terms of options granted in 1998 from $12.50 per share to $10.00 per share to more realistically reflect the market price of the outstanding stock.


ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

Bancshares' Board of Directors knows of no person who beneficially owns more than 5% of the outstanding Common Stock of Bancshares as of December 31, 1999, with the exception of director nominees Gareld J. Collins, Norman E. Fiock, Don
L. Hilton and Robert J. Youngs, and Director Emeritus, Charles J. Cooley, who owns beneficially 63,244 or 6.28%.

The beneficial ownership of Bancshares Common Stock by such individuals is shown in the chart below.

Unless otherwise indicated, each director has sole investment and voting power or shares such power with his or her spouse) with regard to the shares set forth in the following table. The source of the information provided in the table is Bancshares' records.

DIRECTOR, AGE AND YEAR      PRINCIPAL OCCUPATION        SHARES OF COMMON STOCK
FIRST BECAME DIRECTOR       DURING PAST FIVE YEARS       BENEFICIALLY OWNED ON
                                                          December 31, 1999

STEPHEN P. BRADLEY          President, Shasta Forest  16,320 indirect(1)  1.63%
Age 62                      Products
Elected (Bank) 1999
Elected (Bancshares) 1999

GARELD J. COLLINS           General Partner, Enterprises                  7.34%
Age 86                      Investments               73,866 indirect (2)(6)
Elected (Bank) 1979
Elected (Bancshares) 1991

RICHARD S. DAY (5)          Secretary, Timberline.    12,800 direct       2.26%
Age 82                      Bancshares, Timberline    10,000 indirect(6)
Elected (Bank) 1979         Community Bank; Retired
Elected (Bancshares) 1991   Business Executive

NORMAN E. FIOCK             Retired cattle rancher                     b  9.44%
Age 75                      and Farmer                95,024 indirect (3)(6)
Elected (Bank) 1979
Elected (Bancshares) 1991

DON L. HILTON               Chairman, Timberline                          8.37%
Age 63                      Community Bank, President,84,234 indirect (4)(6)
Elected (Bank) 1981         Don Hilton Enterprises And Shasta Holiday, Inc.
Elected (Bancshares) 1991   And Shasta Holiday, Inc.

JOHN A LINTON               CEO & Pres., Timberline      500 direct       2.04%
Age 59                      Community Bank,Timberline 20,000 indirect (6)
Elected (Bank) 1998         Bancshares, Inc.
Elected (Bancshares) 1998

ROBERT J. YOUNGS            Chairman, Timberline      71,264 direct       8.07%
Age 65                      Bancshares, Inc.          10,000 indirect(6)
Elected (Bank) 1983         Retired Banker
Elected (Bancshares) 1991


9 DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (7)    415,254 direct     41.24%*
                                                             and indirect

*    percentage includes both direct and indirect beneficial ownership.


(1)Includes 2808 shares held by Stephen P. Bradley and Barbara R. Bradley Trust of which Mr. Bradley is trustee and 3512 shares held by the Shasta Forest Products, Inc. Profit Sharing Fund of which Mr. Bradley is trustee.

(2)Includes 63,866 shares held by the Gareld J. and V. June Collins Trust, of which Mr. Collins is trustee.

(3)Includes 76,974 shares held by the Norman E. and Mayme E. Fiock Trust, of which Mr. Fiock is trustee, and 8,050 shares held by Mr. Fiock's wife.

(4)Includes 72,646 shares held in revocable trusts of which Mr. Hilton is trustee and1,500 shares held by Don Hilton in trust for Mr. Hilton?s two grandchildren.

(5)Mr. Day assumed the position of Bank Secretary on June 8, 1988, and Bancshares Secretary on May 9, 1991.

(6)Includes Bancshares Common Stock subject to Options under Bancshares Stock Option Plan. (See later Section entitled "Stock Option Plan").

(7)Includes the 6 directors and 1 Executive Officer listed in the chart along with two other Executive Officers.

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

TIMBERLINE BANCSHARES, INC.



By
  John A. Linton, President &
  CEO and Director of the Corporation
  and the Bank



       3/09/00
        Date



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.



                                              Date           3/09/00
Stephen P. Bradley,
Board of Directors

                                               Date          3/09/00
Richard S. Day, Secretary
Board of Directors

                                               Date          3/09/00
Gareld J. Collins,
Board of Directors

                                               Date          3/09/00
Norman E. Fiock,
Board of Directors

                                               Date          3/09/00
Don L. Hilton, Chairman
Board of Directors of Bank

                                               Date          3/09/00
Robert J. Youngs, Chairman
Board of Directors of Corporation

                                               Date          3/09/00
Helen L. Gaulden, Treasurer
Sr. Vice President of Corporation
Sr. Vice President/Cashier of Bank





                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Timberline Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Timberline Bancshares, Inc. (a California corporation) and subsidiary as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Timberline Bancshares, Inc. and subsidiary as of December 31, 1999, 1998 and 1997, and the consolidated results of their operations and their cash flows for years then ended in conformity with generally accepted accounting principles.



Carlson, Pavlik and Drageset
Certified Public Accountants, LLP
Yreka, California
January 26, 2000



                   TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                        December 31, 1999, 1998 and 1997
                               ($ in thousands)


                                         1999          1998            1997
                 ASSETS


Cash and due from banks,
non-interest bearing                  $ 6,951       $ 4,785         $ 5,224
Interest bearing deposits
in other banks                            100           100               -
Federal funds sold                        800         9,800           7,000
Securities available for sale          17,215        13,296          13,132
Securities to be held to maturity       3,172         5,538           7,205
Cash surrender value of officers'
life insurance                          2,317         1,361           1,303
Loans, less allowance for loan losses
Of 1999-$372; 1998-$378; 1997-$401     57,554        51,904          48,100
Premises and equipment                  1,874         2,009           2,032
Other assets                            1,717         1,731           1,581

Total assets                         $ 91,700      $ 90,524        $ 85,577


  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Demand                           $ 16,409      $ 15,937        $ 15,407
    Savings                            41,083        44,774          46,127
    Time, under $100                   19,839        16,361          12,354
    Time, $100 and over                 5,820         4,927           3,670
       Total deposits                  83,151        81,999          77,558
Other liabilities                         766           653             541
         Total liabilities             83,917        82,652          78,099


COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

Common stock, no par value, authorized
2,000,0000 shares,issued and outstanding
shares 1999-1,006,860;1998-1,006,810;
1997-1,006,726                          2,993         2,993           2,992
Additional paid-in capital                  1             1               1
Retained earnings                       5,189         4,883           4,467
Accumulated other comprehensive
income (loss):
    Unrealized holding gains (losses)
on securities available for sale         (400)           (5)             18
       Total stockholders' equity       7,783         7,872           7,478

Total liabilities and
stockholders' equity                 $ 91,700      $ 90,524        $ 85,577


The accompanying notes are an integral part of these consolidated financial statements.

                TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Income
           For The Years Ended December 31, 1999, 1998 and 1997
                    ($ in thousands, except per share)


                                                1999        1998        1997

Interest income:
     Interest on fees and loans              $ 5,112     $ 4,923     $ 4,568
     Interest on federal funds sold              251         674         586
     Interest on securities
           available for sale                    902         750         735
	Interest on securities to be
           held to maturity                      210         336         409
      Interest, other                            111          74          69
   TOTAL                                       6,586       6,757       6,367

Interest expense:
     Interest on deposits                      2,237       2,397       2,100
     Interest on short-term borrowings             4           -           -
   TOTAL                                       2,241       2,397       2,100

Net interest income                            4,345       4,360       4,267
Provision for loan losses                        (28)         83           -

Net interest income after
provision for loan losses                      4,373       4,277       4,267

Other income:
     Service charges                             406         412         411
     Gain on sale of premises and equipment        -           -           2
     Gain on securities available for sale         -           -           3
     Other                                        18          16          14
   TOTAL                                         424         428         430

Other expenses:
     Salaries and employee benefits            2,114       1,984       1,827
     Occupancy expenses                          401         392         402
     Equipment and data processing expenses      296         313         318
     Other operating expenses                    893         793         816
   TOTAL                                       3,704       3,482       3,363

Income before income taxes                     1,093       1,223       1,334

Income tax expense                               284         304         347

Net Income                                    $  809      $  919      $  987


Earnings per common share:
     Basic                                    $ 0.80      $ 0.91      $ 0.99

     Assuming dilution                        $ 0.80      $ 0.91      $ 0.98

The accompanying notes are an integral part of these consolidated financial statements.



                TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
              Consolidated Statements of Comprehensive Income
           For The Years Ended December 31, 1999, 1998 and 1997
                            ($ in thousands)


                                                1999        1998        1997


Net income, per consolidated
   statements of income                       $  809      $  919      $  987

Other comprehensive income (loss):
   Unrealized holding gains (losses) on
    securities available for sale arising
    during the year                             (717)        (41)         67
   Reclassification adjustment for (gains)
    losses included in net income                  -           -           -

Other comprehensive income (loss)               (717)        (41)         67

Income tax expense (benefit) related to other
   comprehensive income (loss)                  (322)        (18)         30

Other comprehensive income (loss)
   net of income tax                            (395)        (23)         37

Total comprehensive income                    $  414      $  896     $ 1,024


The accompanying notes are an integral part of these consolidated financial statements.



                   TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
            Consolidated Statements of Changes in Stockholders' Equity
              For The Years Ended December 31, 1999, 1998 and 1997
                                ($ in thousands)

                                                             Accumulated
                                         Additional             Other
                          Common Stock    Paid-In  Retained Comprehensive
                          Shares  Amount  Capital  Earnings  Income(loss) Total


Balance, 12/31/96       954,484  $ 2,813    $ 1     $ 3,982     $ (19) $ 6,777
  Net income                  -        -      -         987         -      987
  Other comprehensive
   income (loss) net of
   income tax; change
   in unrealized gain
   (loss) on securities
   available for sale,
   net of deferred
   income tax of $30          -        -      -           -        37       37
Cash dividend declared        -        -      -        (502)        -     (502)
Options exercised by
   employees & directors 52,242      179      -           -         -      179


Balance, 12/31/97     1,006,726    2,992    $ 1       4,467        18    7,478
  Net income                  -        -      -         919         -      919
  Other comprehensive
   income (loss) net of
   income tax; change
   in unrealized gain
   (loss) on securities
   available for sale,
   net of deferred
   income tax
   benefit of $18             -        -      -          -        (23)     (23)
Cash dividend declared        -        -      -       (503)         -     (503)
Options exercised by
employees & directors        84        1      -          -          -        1


Balance, 12/31/98     1,006,810    2,993      1      4,883         (5)   7,872
 Net income                   -        -      -        809          -      809
 Other comprehensive
   income (loss) net of
   income tax; change
   in unrealized gain
   (loss) on securities
   available for sale,
   net of deferred
   income tax of $322         -        -      -          -       (395)    (395)
Cash dividend declared        -        -      -       (503)         -     (503)
Options exercised by
   employees & directors     50        -      -          -          -        -

Balance, 12/31/99     1,006,860  $ 2,993   $  1    $ 5,189     $ (400) $ 7,783


The accompanying notes are an integral part of these consolidated financial statements.



                    TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For The Years Ended December 31, 1999, 1998 and 1997
                                  ($ in thousands)


                                                 1999       1998       1997
Cash flows from operating activities:
 Net income                                    $  809     $  919     $  987
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                  215        195        191
   Provision for loan losses                      (28)        83          -
   (Gain) on sale of premises and equipment         -          -         (2)
   (Gain) on sale of securities
         available for sale                         -          -         (3)
   Net (increase) decrease in other assets        336       (132)       (89)
   Net increase in other liabilities              113        112        111
Net cash provided by operating activities       1,445      1,177      1,195

Cash flows from investing activities:
 Net (increase) in interest bearing
         deposits in other banks                    -       (100)         -
 Net (increase) decrease in federal funds sold  9,000     (2,800)     5,700
 Purchases of securities available for sale    (7,911)   (22,205)   (16,640)
 Proceeds from sales of securities
         available for sale                         -          -      1,185
 Proceeds from maturities of securities
         available for sale                     3,350     22,000      8,815
 Purchases of securities to be
         held to maturity                           -       (991)         -
 Proceeds from sales of securities to be
         held to maturity                           -          -          -
 Proceeds from maturities of securities
         to be held to maturity                 2,291      2,658      2,369
 Net (increase) in loans                       (5,622)    (3,887)    (9,393)
 Purchases of premises and equipment              (80)      (172)      (124)
 Proceeds from sales of premises and equipment      -          -          2
 (Increase) in cash surrender value of
         officers' life insurance policies       (956)       (58)       (54)
Net cash provided by (used in)
         investing activities                      72     (5,555)    (8,140)

Cash flows from financing activities:
 Net increase in deposits                       1,152      4,441      7,290
 Proceeds from note payable                        11          -          -
 Principal payments on note payable               (11)         -          -
 Dividends paid                                  (503)      (503)      (502)
 Proceeds from exercise of stock options            -          1        179
Net cash provided by financing activities         649      3,939      6,967

Net increase (decrease) in cash and
         due from banks                         2,166       (439)        22

Cash and due from banks at beginning of year    4,785      5,224      5,202

Cash and due from banks at end of year        $ 6,951    $ 4,785    $ 5,224

Interest paid                                 $ 2,257    $ 2,387    $ 2,141

Income taxes paid                             $   377    $   336    $   417

The accompanying notes are an integral part of these consolidated financial statements.



                     TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
              ($ in thousands, except net income per share information)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Timberline Bancshares, Inc. (the
 Company) and its subsidiary (the Bank) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below.

Consolidation:

The consolidated financial statements include the accounts of Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations:

The Company is a bank holding company, formed to be the sole shareholder of the Bank. Its major source of income is dividends paid by the Bank.

The Bank operates eight branch locations in Siskiyou County, California, and a loan office in Medford, Oregon. The Bank grants agribusiness, commercial, residential, construction, and consumer loans throughout northern California, and Oregon.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The material estimate that is particularly susceptible to change relates to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, further reductions in the carrying amount of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Presentation of Cash Flows:

For the purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Bank, deposits, and federal funds sold are reported net.

Investment securities:

The Company's investments in securities are classified in three categories and accounted for as follows.

Trading Securities: Government bonds held principally for resale in the near term and mortgage-backed securities held for sale in conjunction with the Bank's mortgage banking activities are classified as trading securities and recorded at their fair values. Realized and unrealized gains and losses on trading securities are included in other income. The Company had no trading securities.

Securities Available for Sale: Securities available for sale consist of bonds, notes and debentures not classified as trading securities or as securities to be held to maturity.

Securities to be Held to Maturity: Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums, and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in accumulated other comprehensive income (a separate component of shareholders' equity) until realized.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Loans and Allowance for Loan Losses:

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.
The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.
The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management believes this method of discontinuing accrual of interest is more accurate than the use of an arbitrary method, such as stopping the accrual of interest when a loan is 90 days past due. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

Premises and Equipment:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets, which range from three to thirty-three years.

Cash Surrender Value of Officers' Life Insurance:

The Bank has purchased life insurance on several key officers. Under the policies, the Bank receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable.

Foreclosed Property:

Foreclosed property consists of real estate and other assets acquired through customers' loan defaults. Foreclosed property is carried at the lower of fair value, less the estimated cost to sell, or cost. Routine maintenance costs, declines in market value and net losses on disposal are included in other operating expenses. Foreclosed property is included in "other assets" on the Company's balance sheet.

Loan Origination Fees and Costs:

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. The deferred fees and costs are netted against outstanding loan balances, and are amortized over the life of the loan.

Income Taxes:

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes."

The Company and its subsidiary file a consolidated Federal income tax return and a combined California income tax return. The subsidiary provides for income taxes on a separate-return basis, and remits to the Company amounts determined to be currently payable.

Common Stock:

The Company has only one class of common stock. No special rights or privileges are ascribed to any shares.

Off-Balance Sheet Financial Instruments:

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

NOTE 2 - NET INCOME PER COMMON SHARE:

Net income per common share is presented under two methods; basic and diluted. Basic net income per common share is computed by dividing income available to common shareholders by the weighted- average number of common shares outstanding during the year. Diluted net income per common share is calculated by dividing income available to common shareholders, as adjusted, by the weighted-average number of common shares outstanding during the year, adjusted for dilutive items. The dilutive items are calculated using the treasury stock method, which assumes repurchase of common shares with the proceeds from the exercise of the dilutive items.


Net income per common share (basic and diluted) is computed as follows:



                                                                   Per-Share
                                             Income       Shares     Amount

For the Year Ended December 31, 1999:

Basic Net Income Per Common Share:
 Income available to common stockholders   $809,981    1,006,860     $ 0.80

Effect of dilutive securities:
 Stock options (anti-dilutive)                    -            -

Diluted Net Income Per Common Share:
 Income available to common stockholders   $809,981    1,006,860     $ 0.80

(Stock options are anti-dilutive in 1999 since exercise price is higher than average market price)


For the Year Ended December 31, 1998:

Basic Net Income Per Common Share:
 Income available to common stockholders   $919,235    1,006,737     $ 0.91

Effect of dilutive securities:
 Stock options (ant-idilutive)                    -            -

Diluted Net Income Per Common Share:
 Income available to common stockholders   $919,235    1,006,737     $ 0.91

(Stock options are anti-dilutive in 1998 since exercise price is higher than average market price)


For the Year Ended December 31, 1997:

Basic Net Income Per Common Share:
 Income available to common stockholders   $987,100      992,103     $ 0.99

Effect of dilutive securities:
 Stock options                                    -       10,664

Diluted Net Income Per Common Share:
 Income available to common stockholders   $987,100    1,002,747     $ 0.98



NOTE 3 - INVESTMENT SECURITIES:

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that securities available for sale be carried at fair value, with the net unrealized holding gain or loss recognized as a separate component of stockholders' equity.

The carrying amounts of investment securities as shown in the consolidated balance sheets at December 31, 1999, 1998 and 1997 are summarized a follows:


                               Amortized     Gross         Gross
                              or Accreted  Unrealized    Unrealized
                                 Cost        Gains         Losses   Fair Value

December 31, 1999:
 Securities available for sale:
   U.S. Government and
     Agency Securities        $ 13,750      $    -         $  371    $ 13,379
   State and political
     Subdivisions                4,191           -            355       3,836
TOTAL                         $ 17,941      $    -         $  726    $ 17,215


 Securities to be held to maturity:
   U.S. Government and
     Agency Securities        $      5      $    -         $    -    $      5
   State and political
     Subdivisions                3,167          26              2       3,191
TOTAL                         $  3,172      $   26         $    2    $  3,196


December 31, 1998:
 Securities available for sale:
   U.S. Government and
     Agency Securities        $12,500       $    9         $   16    $ 12,493
   State and political
     Subdivisions                 804           19             20         803
TOTAL                         $13,304       $   28         $   36    $ 13,296


 Securities to be held to maturity:
   U.S. Government and
     Agency Securities        $   509       $    2         $    -    $    511
   State and political
     Subdivisions               5,029          116              -       5,145
TOTAL                         $ 5,538       $  118         $    -    $  5,656


December 31, 1997:
 Securities available for sale:
   U.S. Government and
     Agency Securities        $13,000       $   34         $    2    $ 13,032
   State and political
     Subdivisions                 100            -              -         100
TOTAL                         $13,100       $   34         $    2    $ 13,132


 Securities to be held to maturity:
   U.S. Government and
     Agency Securities        $ 1,617       $    -         $    1    $  1,616
   State and political
     Subdivisions               5,588          102              -       5,690
TOTAL                         $ 7,205       $  102         $    1       7,306

Securities carried at approximately $5,390 at December 31, 1999; $3,234 at December 31, 1998; and $2,740 at December 31, 1997, and were pledged to Secure public deposits and for other purposes required or permitted by law.

Gross realized gains on sales of securities available for sale were $-0-, $-0-, and $3 for the years ended December 31, 1999, 1998 and 1997, respectively. There were no sales of securities to be held to maturity for the years ended December 31, 1999, 1998 and 1997. Gross realized losses on sales of securities were $-0- for all types of securities for the years ended December 31,1999, 1998 and 1997.

Gross proceeds from the sale of securities were $-0-, $-0-, and $1,185, for the years ended December 31, 1999, 1998 and 1997, respectively. The applicable income taxes were approximately $-0-, $-0-, and $508 for the years ended December 31, 1999, 1998 and 1997, respectively.

The amortized cost and estimated fair value of securities held to maturity and available for sale at December 31, 1999, by contractual maturity, are as follows:


                                Available for Sale          Held to Maturity

                               Amortized                   Amortized
                                 Cost    Fair Value          Cost    Fair Value
Amounts maturing in:
  One year or less             $  1,000   $    990         $  1,273   $  1,275
  After one year
     through five years          12,429     12,103            1,817      1,836
  After five years
     through ten years            1,091      1,040               82         85
  After ten years
     through fifteen years        3,421      3,082                -          -
TOTAL                          $ 17,941   $ 17,215         $  3,172   $  3,196

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The components of loans in the consolidated balance sheets were as follows:


                                                     December 31,
                                            1999         1998         1997

Commercial                            $   51,501   $   43,991   $   40,977
Real Estate construction                   1,924        2,933          787
Residential mortgage                       2,430        2,790        2,809
Consumer installment                       2,181        2,686        3,110
Credit cards                                   -            -          904
TOTAL                                     58,036       52,400       48,587

Deferred loan fees and costs                (110)        (118)         (86)
Allowance for loan losses                   (372)        (378)        (401)

Loans, net                            $   57,554   $   51,904   $   48,100


Loans classified as non-accrual approximated $13, $0, and $0 as of December 31, 1999, 1998 and 1997, respectively.

The changes in the allowance for loan losses were as follows:


                                                     December 31,
                                            1999         1998         1997

Balance, beginning of year               $   378      $   401      $   491
Loans charged off                             (5)        (132)         (93)
Recoveries                                    27           26            3
Provision for loan losses                    (28)          83            -
Balance, end of year                     $   372      $   378      $   401


NOTE 5 - PLEDGED AND RESTRICTED ASSETS:

The Federal Reserve Board requires that banks maintain non-interest bearing cash balances in accordance with the Board's reserve requirements. The average non-interest bearing cash balance maintained to meet reserve requirements was approximately $600, $600 and $600 during 1999, 1998 and 1997, respectively.

Information concerning pledged assets is contained in Note 3.


NOTE 6 - PREMISES AND EQUIPMENT:

Major classifications of premises and equipment are as follows:


                                                     December 31,
                                            1999         1998         1997

Premises                                 $ 2,631      $ 2,621      $ 2,538
Equipment                                  1,114        1,177        1,089
                                           3,745        3,798        3,627
Accumulated depreciation                  (1,871)      (1,789)      (1,595)
                                         $ 1,874      $ 2,009      $ 2,032
Depreciation expense                     $   215      $   195      $   191

Certain facilities and equipment are leased under various operating leases. Rental expense was $72, $117 and $104 in 1999, 1998 and 1997, respectively. Future minimum rental commitments under noncancelable leases are:

                   2000                   $   45
                   2001                       44
                   2002                       43
                   2003                       43
                   2004                       43
                   Thereafter              1,048
                         TOTAL            $1,266


NOTE 7 - TIME CERTIFICATES OF DEPOSIT MATURITIES:

Time certificates of deposit under $100 maturing in years ending December 31, as of December 31, 1999:

                   2000                  $18,472
                   2001                      836
                   2002                      294
                   2003                       96
                   2004                       44
                   Thereafter                 97
                         TOTAL           $19,839

Time certificates of deposit $100 and over maturing in years ending December 31, as of December 31, 1999

                   2000                  $ 5,103
                   2001                      378
                   2002                      100
                   2003                      110
                   2004                      129
                   Thereafter                  -
                         TOTAL           $ 5,820

NOTE 8 - EMPLOYEE BENEFITS:

The Bank has a non-qualified salary continuation plan for several key executive officers that provides for certain amounts to be paid to the officers upon their retirement at age 65, or upon certain terminations of employment. The Bank purchased single premium life insurance policies on the lives of the officers to assist with the funding of the plan.

In addition, the Bank has a 401(k) Employee Retirement Plan. Employees must meet certain age and hour requirements in order to be eligible to participate. Employees can contribute to the plan, within limits established by the Internal Revenue Service. In addition, the Bank may make matching contributions and/or profit sharing contributions to the Plan. For 1999, 1998 and 1997 respectively, the Bank made ten percent matching contributions totaling $5, $4 and $4. Participants have the ability to direct the investment of the contributions, within guidelines established by the Bank.

NOTE 9 - NOTES PAYABLE AND OTHER DEBT

During 1999, the Company established a line of credit with another financial institution. The maximum amount available was $100, and bore interest at the lender's prime rate. The Company borrowed, and repaid, $11; there were no amounts outstanding at December 31, 1999, and the line of credit was canceled prior to December 31, 1999.

During 1999, the Bank established the ability to borrow from the Federal Reserve Bank of San Francisco "discount window". Terms of any borrowings will be established at the time of borrowing. No amounts were borrowed from this source during 1999.

NOTE 10 - INCOME TAXES:

Total applicable income taxes reported in the consolidated income statements for the years ended December 31, 1999, 1998 and 1997 included the following components:


                                                December 31,

                                     1999        1998        1997
Currently paid or payable:
          Federal                   $ 256       $ 291       $ 261
          State                       116         117          89
              TOTAL                   372         408         350


Increase (decrease) in deferred taxes:
          Federal                    (76)         (70)         (2)
          State                      (12)         (34)         (1)
              TOTAL                  (88)        (104)         (3)

Income tax expense                 $ 284        $ 304       $ 347


The deferred tax assets were comprised of the following:


                                                December 31,

                                     1999        1998        1997
Difference in allowance for loan
losses between financial statement
and income tax purposes             $  69       $  74       $  67
Timing differences in deductibility
of state taxes                         39          40          34
Difference in allowance for losses
on foreclosed property between
financial statement and income tax
purposes                               55          25          24
Timing difference in deductibility
of deferred compensation              295         211         116
Difference in depreciation expense
between financial statement and
income tax purposes                     -          20           -
Deferred tax on unrealized holding
losses on securities available
for sale                              325           -           -

    Total deferred tax asset          783         370         241

The deferred tax liabilities were
comprised of the following:

Difference in depreciation expense
 between financial statement
and income tax purposes               (15)         (-)         (2)
Other                                 (26)        (41)        (14)
Total deferred tax liability          (41)        (41)        (16)

Net deferred tax asset             $  742       $ 329       $ 225

The reasons for the differences between applicable income taxes and the amount computed at the applicable regular federal tax rate of 34 percent were as follows:


                                                December 31,
                                     1999        1998        1997
Taxes at statutory federal
income tax rate                    $  372      $  416      $  454
Increase (decrease) in
taxes resulting from:
      Tax exempt income              (126)       (120)       (117)
      State income taxes, net of
         federal income taxes          87          80          79
      Deferred compensation            67          34          60
      Other                          (116)       (106)       (129)

                                   $  284      $  304      $  347

NOTE 11 - STOCK OPTION PLAN:

At December 31, 1999 and 1998, the Company had a stock based compensation plan, which is described below. During 1997, the Company had a stock based compensation plan, also described below, which expired during 1998. The Company applies APB Opinion 25, "Accounting For Stock Issued To Employees", and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. For all options granted, the compensation costs for 1999, 1998 and 1997 as determined under SFAS No. 123 (based on the fair value of options at the grant date) were not material.

The Board of Directors, in 1999, modified the terms of the options granted in 1998, which provides certain directors and employees with an opportunity to purchase the Company's common stock. The modification re-valued the grant price to $10.00 per share. Under the plan, the Company may grant either incentive or non-qualified stock options to purchase up to 300,000 shares. The option price per share may not be less than the fair market value of the stock on the date of the grant, and the maximum term of the options may not exceed ten years. Current options outstanding have an exercise price of $10.00 per share.

The Company's prior stock option plan (the 1989 option plan) expired in 1998 and all outstanding options had been exercised.



                                                    Weighted
                                                    Average
                                        Number of   Exercise
                                         Shares      Price


Options outstanding at Dec. 31, 1996                           (Remaining life
(1989 Option Plan)                       52,242      $  3.42    of 2.5 years)
     Granted                                  -            -
     Exercised                          (52,242)        3.42
     Forfeited                                -            -

Options outstanding at Dec. 31, 1997
                                              -            -
     Granted                             72,000        12.50
     Exercised                              (84)       12.50
     Forfeited                                -            -

Options outstanding at Dec. 31, 1998                           (Remaining life
                                         71,916        12.50    of 9.5 years)
     Granted                             55,500        10.00
     Exercised                              (50)       10.00
     Forfeited                           (5,000)       10.00

Options outstanding at Dec. 31, 1999                           (Remaining life
                                        122,366        10.00    of 8.5 years)



NOTE 12 - TIMBERLINE BANCSHARES, INC. (PARENT COMPANY ONLY) CONDENSED
                        FINANCIAL STATEMENTS:

Condensed Balance Sheets:

                                                December 31,

                                     1999        1998        1997
     ASSETS
Cash and due from banks, bank
subsidiary, non-interest bearing   $    -      $    3      $    2
Investment in wholly owned
Subsidiary                          8,145       7,838       7,417
Other assets                           38          36          41
Total assets                       $8,183      $7,877      $7,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                        $    -      $    -      $    -
Stockholders' equity                8,183       7,877       7,460
Total liabilities and
stockholders' equity               $8,183      $7,877      $7,460


Condensed Income Statements:

                                                December 31,

                                     1999        1998       1997
Operating income:
  Dividends from subsidiary        $  520      $  523     $  502
  Other                                 -           -          -
           TOTAL                      520         523        502

Operating expenses:
  Other expense                        26          34         20

Income (loss) before income taxes
  and equity in undistributed net
  income of subsidiary                494         489        482
Income tax benefit                      8          11          6
Income (loss) before equity in
  undistributed net income of
  subsidiary                          502         500        488
Equity in undistributed net
  income of subsidiary                307         419        499

Net income                         $  809      $  919     $  987


Accumulated
                                                    Additional
                                     Common Stock    Paid-In  Retained
                                     Shares  Amount  Capital  Earnings   Total

Balance, December 31, 1996          954,484 $ 2,813    $  1   $ 3,982  $ 6,796
   Net income                             -       -       -       987      987
   Cash dividend declared                 -       -       -      (502)    (502)
   Options exercised by employees
     and directors                   52,242     179       -         -      179
Balance, December 31, 1997        1,006,726 $ 2,992    $  1   $ 4,467  $ 7,460
   Net income                             -       -       -       919      919
   Cash dividend declared                 -       -       -      (503)    (503)
   Options exercised by employees
     and directors                       84       1       -         -        1
Balance, December 31, 1998        1,006,810 $ 2,993    $  1   $ 4,883  $ 7,877
   Net income                             -       -       -       809      809
   Cash dividend declared                 -       -       -      (503)    (503)
   Options exercised by employees
     and directors                       50       -       -         -        -
Balance, December 31, 1999        1,006,860 $ 2,993    $  1   $ 5,189  $ 8,183


Condensed Statements of Cash Flows:

                                                December 31,

                                     1999        1998        1997
Cash flows from operating activities:
  Net income                       $  809      $  919      $  987
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
  Equity in net income of
   Subsidiary                        (827)       (943)     (1,001)
  Dividends received from subsidiary  520         523         502
  Net (increase) decrease in
   other assets                        (2)          5          15
Net cash provided by operating
   Activities                         500         504         503


Cash flows from investing activities;
  Capital investment in subsidiary      -          (1)       (179)


Cash flows from financing activities:
  Proceeds from note payable           11           -           -
  Principal payments on note payable  (11)          -           -
  Dividends paid                     (503)       (503)       (502)
  Proceeds from the exercise
    of stock options                    -           1         179
Net cash (used in) financing
    Activities                       (503)       (502)       (323)

Net increase (decrease) in cash
    and due from banks                 (3)          1           1
Cash and due from banks at
    beginning of year                   3           2           1

Cash and due from banks at
    end of year                    $    -      $    3      $    2
Interest paid                      $    -      $    -      $    -

Income taxes paid                  $  377      $  336      $  417



NOTE 13 - FINANCIAL INSTRUMENTS:

In the normal course of business, the Bank is a party to financial instruments, which contain risks that are not required to be reflected in a traditional balance sheet. These financial instruments include commitments to extend credit and letters of credit. The Bank manages these risks by using the same credit risk management processes as it does for financial instruments reflected on the balance sheet. Credit risk for these instruments is considered in management's assessment of the adequacy of the allowance for credit losses.

Credit Risk:

The disclosures in this note represent the Bank's credit exposure should every Counter-party to the financial instruments with off-balance-sheet credit risk fail to perform completely according to the terms of the contracts and the collateral and other security, if any, for the exposure prove to be of no value to the Bank. The Bank's credit exposure for commitments to extend credit and letters of credit is represented by the contractual amounts of those instruments. The Bank believes its credit procedures minimize these risks.

Market Risk:

This note does not address the amounts of market losses the Bank would incur if future changes in market prices make financial instruments with off-balance-sheet market risk less valuable or more onerous. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. The Bank maintains risk management policies that monitor and limit exposure to market risks.

Collateral and Other Security Arrangements:

The credit risk of both on- and off-balance-sheet financial instruments varies based on many factors, including the value of collateral held and other security arrangements. To mitigate credit risk, the Bank generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's credit worthiness. The Bank may also receive comfort letters and oral assurances. The amount and type of collateral held to reduce credit risk varies but may include real estate, machinery, equipment, inventory and accounts receivable, as well as cash on deposit, stocks, bonds and other marketable securities that are generally held in the Bank's possession or at another appropriate custodian or depository. This collateral is valued and inspected on a regular basis to ensure both its existence and adequacy. The Bank requests additional collateral when appropriate.

Commitments to Extend Credit and Letters of Credit:

The following table summarizes credit risk for those financial instruments whose contract amounts represent credit risk at December 31:


                                       1999        1998        1997

Unused commercial loan commitments  $ 8,172     $ 8,364     $ 6,451
Unused overdraft protection lines        85          80          82
Stand-by letters of credit              130         130         115
Unused credit card commitments            -           -       1,241

Commercial loan commitments are agreements to make or acquire a loan as long as the agreed-upon terms (e.g., expiry, covenants or notice) are met. The Bank's commitments to purchase or extend loans help its customers meet their liquidity needs. Overdraft protection lines and credit cards allow customers to buy goods and services or obtain cash advances.

Standby letters of credit are issued by the Bank to ensure its customers' performance in dealings with others.

Since many of the unused commitments are expected to expire unused or to be utilized only partially, the total amount of unused commitments does not represent future cash requirement. The Bank did not incur any losses on its commitments in 1999, 1998 or 1997.

NOTE 14 - RELATED PARTIES:

The Bank has loans outstanding to certain of its Directors and executive officers and to partnerships or companies in which a director or executive officer has at least a 10 percent beneficial interest. At December 31, 1999, 1998 and 1997, $611, $395, and $270 of such loans, respectively, were outstanding. An analysis of the activity during 1999 in respect to such loans is as follows:

Balance, December 31, 1998            $  395
Additions                                591
Deletions                               (375)

Balance, December 31, 1999            $  611


NOTE 15 - REGULATORY MATTERS:

The Bank, a state bank, is subject to the dividend restrictions set forth by the California State Banking Department. Under such restrictions, the Bank may not, without prior approval of the California State Banking Department, declare dividends in excess of the lesser of A) retained earnings, or; B) net income for the last three years less any distributions to stockholders made during the last three years. The dividends, as of December 31, 1999, that the Bank could declare, without the prior approval of the California State Banking Department, are approximately $1,226.

The Bank is subject to various regulatory capital requirements administered by the Federal Depository Insurance Corporation and the California State Banking Department. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that if undertaken, could have a direct material impact on the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

At December 31, 1999, those ratio requirements were: Tier 1, Total, and Leveraged capital ratios (as defined) of 6%, 10%, and 5% for Federal Depository Insurance Corporation purposes and a Leveraged Capital Ratio of 6.5% for California State Banking Department purposes. The Bank's actual ratios as of that date were 12.50%, 13.07% and 8.85% respectively. As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

Federal banking law restricts the Bank from extending credit to the Company, as the parent bank holding company, in excess of 10 percent of the Bank's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements. The Company had no such borrowing from the Bank during 1999, 1998 and 1997.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, Interest bearing deposits in other banks, and Federal Funds Sold:

The carrying amount is a reasonable estimate of fair value.

Investment Securities:

Fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Cash Surrender Value of Officers' Life Insurance:

The carrying amount is a reasonable estimate of fair value.

Loans:

For certain homogeneous categories of loans, such as residential mortgages, and consumer installment loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits:

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Letters of Credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated costs to cancel them or otherwise settle obligations with the counter-parties at the reporting date.

The estimated fair values of the Company's financial instruments at December 31, 1999 are as follows:


                                                Carrying Amount  Fair Value

Financial assets:
   Cash and due from banks                           $  6,951      $  6,951
   Interest bearing deposits in other banks               100           100
   Federal funds sold                                     800           800
   Investment securities                               20,387        20,411
   Cash surrender value of officers' life insurance     2,317         2,317
   Loans                                               57,926        57,926
   Less allowance for loan losses                        (372)         (372)


Financial liabilities:
   Deposits                                            83,151        83,151


Unrecognized financial instruments:
   Commitments to extend credit                             -             -
   Letters of credit                                        -             -

(The amounts shown under "Carrying Amount" represent deferred fees arising from those unrecognized financial instruments.)


The estimated fair values of the Company's financial instruments at December 31, 1998 are as follows:


                                                Carrying Amount  Fair Value

Financial assets:
   Cash and due from banks                           $  4,785      $  4,785
   Interest bearing deposits in other banks               100           100
   Federal funds sold                                   9,800         9,800
   Investment securities                               18,834        18,952
   Cash surrender value of officers' life insurance     1,361         1,361
   Loans                                               52,282        52,282
   Less allowance for loan losses                        (378)         (378)


Financial liabilities:
   Deposits                                            81,888        81,888

Unrecognized financial instruments:
   Commitments to extend credit                             -             -
   Letters of credit                                        -             -
(
The amounts shown under "Carrying Amount" represent deferred fees arising from those unrecognized financial instruments.)


The estimated fair values of the Company's financial instruments at December 31, 1997 are as follows:


                                                Carrying Amount  Fair Value

Financial assets:
   Cash and due from banks                           $  5,224      $  5,224
   Federal funds sold                                   7,000         7,000
   Investment securities                               20,337        20,438
   Cash surrender value of officers' life insurance     1,303         1,303
   Loans                                               48,501        48,506
   Less allowance for loan losses                        (401)         (401)


Financial liabilities:
   Deposits                                            77,558        77,558

Unrecognized financial instruments:
   Commitments to extend credit                             -             -
   Letters of credit                                        -             -

(The amounts shown under "Carrying Amount" represent deferred fees arising from those unrecognized financial instruments.)


NOTE 17 - CONTINGENCIES:

The Bank is a party to several lawsuits arising out of its normal course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.