Form 10QSB
period 2000-03-31
TIMBERLINE BANCSHARES INC
filed 2000-04-21
CIK 875270

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934.   For the quarterly period ended March 31, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,006,860







PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
      "TIMBERLINE BANCSHARES, INC."
      CONSOLIDATED INCOME STATEMENT
          Periods Indicated

                                             Q 03/31/00     Q 3/31/99
INTEREST AND FEES ON LOANS                      1,337         1,241
INTEREST AND DIVIDENDS ON INVESTMENT
 SECURITIES
     HELD FOR SALE                                243           180
     HELD TO MATURITY                              40            66
TRADING ACCOUNT INTEREST                            -             -
OTHER INTEREST                                     74           138
TOTAL INTEREST INCOME                           1,694         1,625
INTEREST ON DEPOSITS                              585           570
INTEREST ON SHORT TERM BORROWING                    -             -
INTEREST ON LONG TERM DEBT                          -             -
TOTAL INTEREST EXPENSE                            585           570
NET INTEREST INCOME                             1,109         1,055
PROVISION FOR LOAN LOSSES                          21            30
NET INTEREST INCOME AFTER ALLOWANCE
FOR LOAN LOSSES                                 1,088         1,025
OTHER INCOME                                      100           105
OTHER EXPENSES                                    922           923
INCOME BEFORE TAX                                 266           207
INCOME TAX EXPENSE                                 74            63
INCOME BEFORE EXTRAORDINARY ITEMS                 192           144
EXTRAORDINARY ITEM NET OF TAX                       -             -
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES                                             -             -
NET INCOME                                        192           144
EARNINGS PER SHARE                               0.19          0.14


Note 1: The financial statements in this report are unaudited but, in The opinion of management of the Corporation reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.














TIMBERLINE BANCSHARES, INC.
                             CONSOLIDATED BALANCE SHEET
                                       3/31/00


                                             3/31/00        3/31/99
             ASSETS
CASH & DUE FROM BANKS                         $7,415         $6,476
INTEREST BEARING DEPOSITS IN OTHER               100            100
FED FUNDS & RESALE SECURITY AGREE              1,500         10,000
TRADING ACCOUNT ASSETS                             0              0
OTHER SHORT TERM                                   0          1,378
INVESTMENT SECURITIES
   HELD FOR SALE                              17,244         13,835
   MATURITY                                    3,018          4,956
LOANS TOTAL                                   59,312         51,867
   ALLOWANCE FOR LOAN LOSSES                    (384)          (385)
   UNEARNED INCOME                              (101)          (100)
PREMISES & EQUIPMENT                           1,830          1,977
DUE FROM CUSTOMERS, ACCEPTANCES                    0              0
OTHER ASSETS                                   4,020          1,846
     TOTAL                                   $93,954        $91,950

            LIABILITIES
DEPOSITS, NON-INTREST BEARING                $18,411        $16,451
          INTEREST BEARING                    66,746         66,809
SHORT TERM BORROWING                               0              0
BANK ACCEPTANCES                                   0              0
OTHER LIABILITIES                                839            707
LONG TERM DEBT                                     0              0
COMMITMENTS & CONTINGENT LIABILITY                 0              0
MINORITY INTERESTS                                 0              0

           SHAREHOLDER EQUITY
PERFERED STOCK                                     0              0
COMMON STOCK                                   2,993          2,993
OTHER S/H EQUITY                               4,965          4,990
    TOTAL                                    $93,954        $91,950


Note: Held for Sell amount includes unrealized loss of $417




















TIMBERLINE BANCSHARES, INC.
                      CONSOLIDATED CASH FLOWS


CASH FLOW FROM OPERATING ACT             YTD 3/31/00       YTD 3/31/99
   NET INCOME                                  192               144
   NON-CASH
     DEPRECIATION                               54                52
     NET CHANGE BAD DEBTS PROV                  12                 7
     CUMU EFFECT ACCTG CH
   (INCREASE) DECREASE IN
     OTHER ASSETS                               14              (114)
   INCREASE (DECREASE) IN
     ACCRUED EXPENSES                           73                52

CASH PROVIDED BY OPS                           345               141


CASH FROM INVESTING
    INCREASE (DECREASE) IN
     DEPOSITS                                2,006             1,261
    (INCREASE) DECREASE IN
     SHORT  TERM INVESTMENTS                     0               (17)
     SECURITIES: FOR SALE                      (46)             (570)
                          HOLD                 154               582
     FED FUNDS                                (700)             (200)
     LOANS                                  (1,285)              515
     (PURCHASE) SALE OF F.A.                   (10)              (22)


CASH (USED) PROVIDED                           119             1,549


CASH FROM FINANCING
    DIVIDENDS PAID                               0                 0
    ADDITIONAL PD IN CAP                         0                 0


CASH(APPLIED) PROVIDED                           0                 0

NET CHANGE                                     464             1,690

OPEN                                         6,951             4,886

CLOSE                                        7,415             6,576








            3-

Item 2.  Management's Discussion

(a) Plan of Operation

Timberline Bancshares management is an ?overlay? of its wholly owned subsidiary, Timberline Community Bank, and therefore shares the same concepts regarding growth of the institution, protection and preservation of assets, shareholder enhancement, and fulfilling the joint mission statement to assist the communities which we serve.

Timberline's plans are to increase it's market share in the areas it serves, continue to upgrade services to it's customers, continue to offer loans to the customers in it?s service area, to enhance earnings, to control costs, and to enhance the shareholders' value.



(b) Management's Discussion and Analysis of Financial condition and Results of Operations


Net interest income in the first quarter of 2000 exceeds that of the first quarter of 1999 as a result of the recent rises in prime rate and an increase in loans outstanding and a slight decrease in interest bearing deposits coupled with a slower rise in interest paid to depositors.

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

As a relatively small bank in a sparsely populated county, the bank does not offer mutual funds or insurance as an avenue of enhancing income. Nor has the bank greatly increased service fees to its customers, but has relied on the traditional banking revenue sources; i.e. income from lending. With a loan delinquency of less than one per cent, the Bank has reduced the amount set aside in loan loss reserves while still maintaining an adequate reserve. Other expenses have gone down slightly as the Bank is no longer investing funds in last year's Y2K readiness.

In addition, the Bank has continued its dividend program and will be paying a $.25 per share cash dividend to shareholders of record in the second quarter of the year.




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


TIMBERLINE BANCSHARES, INC.




//ss John A. Linton                               Date   4/21/2000
     John A. Linton,  President




//ss Helen L. Gaulden                             Date   4/21/2000
     Helen L. Gaulden, Sr. V. P. & Treasurer