Form 10QSB
period 2000-06-30
TIMBERLINE BANCSHARES INC
filed 2000-07-28
CIK 875270

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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
                          Periods Indicated

                                       Quarter     YTD      Quarter      YTD
                                     06/30/00   06/30/00   06/30/99   06/30/99
INTEREST AND FEES ON LOANS             1,433      2,770      1,206      2,447
INTEREST AND DIVIDENDS ON
INVESTMENT SECURITIES
     HELD FOR SALE                       242        485        226        406
     HELD TO MATURITY                     40         80         56        122
TRADING ACCOUNT INTEREST                   -          -          -          -
OTHER INTEREST                            42        116        106        244
TOTAL INTEREST INCOME                  1,757      3,451      1,594      3,219
INTEREST ON DEPOSITS                     595      1,180        556      1,126
INTEREST ON SHORT TERM BORROWING           7          7          -          -
INTEREST ON LONG TERM DEBT                 -          -          -          -
TOTAL INTEREST EXPENSE                   602      1,187        556      1,126
NET INTEREST INCOME                    1,155      2,264      1,038      2,093
PROVISION FOR LOAN LOSSES                 14         35        (12)        18
NET INTEREST INCOME AFTER ALLOWANCE
FOR LOAN LOSSES                        1,141      2,229      1,050      2,075
OTHER INCOME                             103        203        103        208
OTHER EXPENSES                           893      1,815        903      1,826
INCOME BEFORE TAX                        351        617        250        457
INCOME TAX EXPENSE                       123        197         51        114
INCOME BEFORE EXTRAORDINARY ITEMS        228        420        199        343
EXTRAORDINARY ITEM NET OF TAX              -          -          -          -
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES                                    -          -          -          -
NET INCOME                               228        420        199        343
EARNINGS PER SHARE                       0.23       0.42       0.20       0.34


Note 1: The financial statements in this report are un-audited but, In The opinion of management of the Corporation reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.






                             TIMBERLINE BANCSHARES, INC.
                             CONSOLIDATED BALANCE SHEET
                                       06/30/00


         ASSETS
CASH & DUE FROM BANKS                         $6,963
INTEREST BEARING DEPOSITS IN OTHER               100
FED FUNDS & RESALE SECURITY AGREE                  0
TRADING ACCOUNT ASSETS                             0
OTHER SHORT TERM                                   0
INVESTMENT SECURITIES
   HELD FOR SALE                              17,295
   MATURITY                                    2,900
LOANS TOTAL                                   60,359
   ALLOWANCE FOR LOAN LOSSES                    (400)
   UNEARNED INCOME                              (127)
PREMISES & EQUIPMENT                           1,796
DUE FROM CUSTOMERS, ACCEPTANCES                    0
OTHER ASSETS                                   3,536
     TOTAL                                   $92,422

            LIABILITIES
DEPOSITS, NON-INTREST BEARING                $18,743
          INTEREST BEARING                    64,984
SHORT TERM BORROWING                             200
BANK ACCEPTANCES                                   0
OTHER LIABILITIES                                529
LONG TERM DEBT                                     0
COMMITMENTS & CONTINGENT LIABILITY                 0
MINORITY INTERESTS                                 0

           SHAREHOLDER EQUITY
PERFERED STOCK                                     0
COMMON STOCK                                   2,993
OTHER S/H EQUITY                               4,973
    TOTAL                                    $92,422


Note: Held for Sell amount includes unrealized loss of $642







                     TIMBERLINE BANCSHARES, INC.
                      CONSOLIDATED CASH FLOWS


CASH FLOW FROM OPERATING ACT             YTD 6/30/00       YTD 6/30/99
   NET INCOME                                  420               343
   NON-CASH
     DEPRECIATION                              107               107
     NET CHANGE BAD DEBTS PROV                  28                18
     CUMU EFFECT ACCTG CH
   (INCREASE) DECREASE IN
     OTHER ASSETS                              498            (1,072)
   INCREASE (DECREASE) IN
     ACCRUED EXPENSES                         (237)               27

CASH PROVIDED BY OPS                           816              (577)


CASH FROM INVESTING
    INCREASE (DECREASE) IN
     DEPOSITS                                  576               297
    (INCREASE) DECREASE IN
     SHORT  TERM INVESTMENTS                     0              (669)
     SECURITIES: FOR SALE                      (65)           (4,468)
                          HOLD                 272             1,253
     FED FUNDS                                 800             8,200
     LOANS                                  (2,306)           (1,289)
     (PURCHASE) SALE OF F.A.                   (29)              (38)


CASH (USED) PROVIDED                          (752)            3,286


CASH FROM FINANCING
    DIVIDENDS PAID                            (252)             (252)
    SHORT TERM BORROWING                       200
    ADDITIONAL PD IN CAP                         0                 0


CASH(APPLIED) PROVIDED                         (52)             (252)

NET CHANGE                                      12             2,457

OPEN                                         6,951             4,886

CLOSE                                        6,963             7,343








            3-

Item 2.  Management's Discussion

(a) Plan of Operation

Timberline Bancshares management is an overlay of its wholly owned subsidiary, Timberline Community Bank, and therefore shares the same concepts regarding growth of the institution, protection and preservation of assets, shareholder enhancement, and fulfilling the joint mission statement to assist the communities which we serve.

Timberline's plans are to increase it's market share in the areas it serves, continue to upgrade services to it's customers, continue to offer loans to the customers in it's service area, to enhance earnings, to control costs, and to enhance the shareholders' value.



(b) Management's Discussion and Analysis of Financial condition and Results of Operations


Net interest income in the first six months of 2000 exceeds that of the same period of 1999 as a result of the recent rises in prime rate and an increase in loans outstanding coupled with a slower rise in interest paid to depositors.

Siskiyou county has been in an economic downturn for years as it's main economy was based on timber products and services. In view of those economic conditions , the Bank has accelerated its program of buying participations from other financial institutions outside its normal lending area. Through this program, the bank has increased the loan to deposit ratio somewhat and expects an increase in income from lending for the remainder of the year.

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

In addition, the Bank has continued its dividend program and will be paying a $.25 per share cash dividend to shareholders of record in the fourth quarter of the year.




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


TIMBERLINE BANCSHARES, INC.




//ss John A. Linton                               Date   07/27/2000
     John A. Linton,  President




//ss Michael W. Jones                             Date   07/27/2000
     Michael W. Jones, Assistant Vice-President