Form 10QSB
period 2000-09-30
TIMBERLINE BANCSHARES INC
filed 2000-10-26
CIK 875270

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
                          Periods Indicated

                                       Quarter     YTD      Quarter      YTD
                                     09/30/00   09/30/00   09/30/99   09/30/99
INTEREST AND FEES ON LOANS             1,441      4,211      1,318      3,765
INTEREST AND DIVIDENDS ON
INVESTMENT SECURITIES
     HELD FOR SALE                       243        728        244        650
     HELD TO MATURITY                     33        113         52        174
TRADING ACCOUNT INTEREST                   -          -          -          -
OTHER INTEREST                            81        197         51        295
TOTAL INTEREST INCOME                  1,798      5,249      1,665      4,884
INTEREST ON DEPOSITS                     625      1,805        544      1,670
INTEREST ON SHORT TERM BORROWING                      7          3          3
INTEREST ON LONG TERM DEBT                 -          -          -          -
TOTAL INTEREST EXPENSE                   625      1,812        547      1,673
NET INTEREST INCOME                    1,173      3,437      1,118      3,211
PROVISION FOR LOAN LOSSES                 21         56          9         27
NET INTEREST INCOME AFTER ALLOWANCE
FOR LOAN LOSSES                        1,152      3,381      1,109      3,184
OTHER INCOME                             100        303        103        311
OTHER EXPENSES                           815      2,630        905      2,731
INCOME BEFORE TAX                        437      1,054        307        764
INCOME TAX EXPENSE                       124        321         71        185
INCOME BEFORE EXTRAORDINARY ITEMS        313        733        236        579
EXTRAORDINARY ITEM NET OF TAX              -          -          -          -
CUMULATIVE EFFECT OF ACCOUNTING
CHANGES                                    -          -          -          -
NET INCOME                               313        733        236        579
EARNINGS PER SHARE                       0.31       0.73       0.23       0.58


Note 1: The financial statements in this report are un-audited but, In The opinion of management of the Corporation reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.














TIMBERLINE BANCSHARES, INC.
                             CONSOLIDATED BALANCE SHEET
                                       09/30/00


         ASSETS
CASH & DUE FROM BANKS                         $8,975
INTEREST BEARING DEPOSITS IN OTHER               100
FED FUNDS & RESALE SECURITY AGREE              2,300
TRADING ACCOUNT ASSETS                             0
OTHER SHORT TERM                                   0
INVESTMENT SECURITIES
   HELD FOR SALE                              17,451
   MATURITY                                    2,287
LOANS TOTAL                                   59,884
   ALLOWANCE FOR LOAN LOSSES                    (423)
   UNEARNED INCOME                              (120)
PREMISES & EQUIPMENT                           1,797
DUE FROM CUSTOMERS, ACCEPTANCES                    0
OTHER ASSETS                                   4,333
     TOTAL                                   $96,584

            LIABILITIES
DEPOSITS, NON-INTREST BEARING                $22,352
          INTEREST BEARING                    65,168
SHORT TERM BORROWING                               0
BANK ACCEPTANCES                                   0
OTHER LIABILITIES                                690
LONG TERM DEBT                                     0
COMMITMENTS & CONTINGENT LIABILITY                 0
MINORITY INTERESTS                                 0

           SHAREHOLDER EQUITY
PERFERED STOCK                                     0
COMMON STOCK                                   2,993
OTHER S/H EQUITY                               5,381
    TOTAL                                    $96,584


Note: Held for Sell amount includes unrealized loss of $484




















TIMBERLINE BANCSHARES, INC.
                      CONSOLIDATED CASH FLOWS


CASH FLOW FROM OPERATING ACT             YTD 09/30/00       YTD 09/30/99
   NET INCOME                                  733               579
   NON-CASH
     DEPRECIATION                              162               160
     NET CHANGE BAD DEBTS PROV                  51                45
     CUMU EFFECT ACCTG CH
   (INCREASE) DECREASE IN
     OTHER ASSETS                             (299)              (51)
   INCREASE (DECREASE) IN
     ACCRUED EXPENSES                          (76)               78

CASH PROVIDED BY OPS                           571               811


CASH FROM INVESTING
    INCREASE (DECREASE) IN
     DEPOSITS                                 4,369              717
    (INCREASE) DECREASE IN
     SHORT  TERM INVESTMENTS                     0              (938)
     SECURITIES: FOR SALE                     (126)           (4,385)
                          HOLD                 885             1,587
     FED FUNDS                              (1,500)            9,800
     LOANS                                  (1,838)           (6,352)
     (PURCHASE) SALE OF F.A.                   (85)             (107)


CASH (USED) PROVIDED                         1,705               322


CASH FROM FINANCING
    DIVIDENDS PAID                            (252)             (252)
    SHORT TERM BORROWING                         0             1,300
    ADDITIONAL PD IN CAP                         0                 0


CASH(APPLIED) PROVIDED                        (252)            1,048

NET CHANGE                                   2,024             2,181

OPEN                                         6,951             4,785

CLOSE                                        8,975             6,966








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

Timberline's plans are to increase it's market share in the areas it serves, continue to upgrade services to it's customers, continue to offer loans to the customers in it's service area, to enhance earnings, to control costs, and to enhance the shareholders' value. To greatly enhance our ability to do this we have signed a definitive agreement to merge with another bank.


(b) Management's Discussion and Analysis of Financial condition and Results of Operations


Net interest income in the first nine0 months of 2000 exceeds that of the same period of 1999 as a result of the recent rises in prime rate and an increase in loans outstanding coupled with a slower rise in interest paid to depositors.

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

In addition, the Bank will be paying a $.25 per share cash dividend to shareholders of record in the fourth quarter of the year.






                  -4-

PART 11 - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending other than those in the normal course of doing business that may have a material impact on the bank.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Definitive Agreement signed in October of 2000 to merge with bank holding company head-quartered in Medford Oregon.

Item 6.  Exhibits and Reports on Form 8-K

None






SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TIMBERLINE BANCSHARES, INC.




//ss John A. Linton                               Date   10/25/2000
     John A. Linton,  President




//ss Michael W. Jones                             Date   10/25/2000
     Michael W. Jones, Assistant Vice-President