Form 10KSB
period 2000-12-31
TIMBERLINE BANCSHARES INC
filed 2001-03-26
CIK 875270

FORM 10-KSB
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 2000
                                OR

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $7,470,673.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of December 31, 2000 of $12.50 the aggregate market value of voting stock held by non-affiliates is $8,696,478.00.

                  (ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDING DURING THE PAST FIVE YEARS)

                                 Not applicable

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2000 there were 1,006,860 shares of common stock outstanding.

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

Business of the Bank

General.
The Bank was organized as a state chartered banking corporation on June 6, 1979 and commenced operations on June 23, 1980. It currently has eight banking offices, two ATM locations, and one loan production office.
The banking offices consist of the main office located at 123 North Main Street, Yreka, California, a branch office located at 6701 N. Highway 3, Greenview, California, a branch office located at 150 Alamo Ave., Weed, California, a branch office located at 328 Main Street, McCloud, California, a branch office located at 5800 Dunsmuir Ave., Dunsmuir, California, a branch office located at 3rd & California Streets, Dorris, California, a branch office located at 398 Main Street, Tulelake, California, and a branch office located at 309 N. Mt. Shasta Blvd., Mt. Shasta, California. The bank's ATMs are through-the-wall units at the Tulelake and Yreka Branches. All eight banking offices and the two ATMs are located in the County of Siskiyou.
The loan production office is located at 1237 N. Riverside, Suite 25, Medford, Oregon.

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

Employees.

At December 31, 2000, the Bank had 60 full-time and 8 part-time employees.

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

The capital of the Bank as of year end 1999, 1998 and 1997 are as follows:

         Capital Year End         2000      1999      1998

         Total Capital            11.90    13.07     13.45
         Tier One                 11.21    12.50     12.83
         Leverage                  9.15     8.85      8.66


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

ITEM 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders in the fourth quarter of
The year 2000.   A proposed merger with and into Premier West Bancorp was
submitted and approved by the shareholders in the first quarter of 2001. A second quarter closing is anticipated.

                                    PART II

ITEM 5.

Market for Registrant's Common Equity and Related Stockholder Matters

The Corporation has 1,006,840 shares of common stock outstanding, held by approximately 1102 shareholders of record on December 31, 2000.


The directors and officers of the Corporation and the Bank hold 31.17% of the outstanding shares. The directors and officers have the right to acquire additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan.

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

Bid Quotations for the
Corporation's Common Stock
                                    Approx.
Quarter Ended      High    Low	      Volume

March, 1998          13.75    13.00     13,100
June, 1998           15.00    13.50      9,700
Sept., 1998          12.00    10.25      4,500
Dec., 1998           11.75    10.50      2,400
March, 1999          10.50    10.125       700
June,1999            10.50     8.125     3,800
Sept., 1999          11.00     8.125     5,500
Dec., 1999           10.00    10.00      4,100
March, 2000          10.125    9.125     7,000
June,2000             9.875    6.5       4,500
Sept., 2000           8.00     7.00      2,000
Dec., 2000           12.50     8.00      UNKNOWN

There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The fourth quarter pricing reflects a proposed merger announcement made in October 2000

Dividends

It was the policy of management, during the initial years of the Bank's operations, to retain earnings, if any, for the purpose of increasing the capital resources of the Bank. Consequently, cash dividends were first paid in 1987. For past years dividends have been based on management's assessment of earnings after the external auditor had completed the year end audit.

In 2000 a $.25 per share cash dividend was paid in May and a $.25 per share cash dividend was paid in November. In 1999 a $.25 per share cash dividend was paid in April and a $.25 per share was paid in November.
In 1998 a $.25 per share cash dividend was paid in May and a $.25 per share cash dividend was paid in October. In 1997 a $.25 per share cash dividend was paid in May and a $.25 per share cash dividend was paid in October. In 1996 a $.50 per share cash dividend was paid in April, a 100% stock split was granted in June and a $.25 per share cash dividend was paid in October. In 1995 a $.50 per share cash dividend was paid in April based on the bank's performance in 1994, and a $.50 per share cash dividend was paid in October based on the performance of the first eight months of the year. In 1994 a 10% stock split was declared in March and issued in May based on year end 1993 performance and in September a $0.50 per share of stock cash dividend was declared and paid on October 1, 1994 based on the Bank's performance through the first eight months of 1994. In 1993 a 10% stock split was declared in April and issued in June based on year end 1992 performance. In 1992 a 10% stock split was declared in April and issued in June based on year end 1991 performance. There is no assurance that dividends will be paid again, or, if paid, what the amount of any such dividends will be.

The future dividend policy of the Corporation is subject to the discretion of the Board of Directors and will depend upon a number of factors, including earnings, financial condition, cash needs, general business conditions, and capital adequacy.
The Corporation's primary source of income is the receipt of dividends from the Bank. The Bank's ability to pay dividends will depend on the same general conditions as listed for the Corporation above.

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

It is the intention of the Corporation and Bank to continue operation as a full service bank to the communities in which it serves subject to the aforementioned proposed merger.

Result of Operations

The Corporation ended the year with net income of $818,000, which equates to $.81 earnings per share.

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

Interest income on loans includes loan fees which are a product of origination and commitment fees and certain direct loan origination costs. Portions of these fees are deferred and amortized over the life of the loan as an adjustment of the loan's yield. The deferred fee balances, in thousands, are as follows: December 2000 - $109;December 1999 - $110;December 1998 - $118; December 1997 - $86. These fees are netted out of total loans on the Bank's balance sheets for these periods.

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

In the past couple of years, the Bank has seen a steady decline in loan demand as the general public reacted to the uncertain economic conditions in it's immediate service area (average unemployment in 2000 in Siskiyou County was 11%), changes in rates initiated by the Federal Reserve Bank, and competition from other lending entities.

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

The Bank has subscribed to a Risk Management program that monitors the Bank's sensitivity to market conditions. At December 2000, the margin risk cushion for the bank was 37 basis points before the interest rate margin was adversely affected.

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

The Bank's liquidity is monitored on a daily basis. At December 31, 2000, cash and due from banks, and federal funds sold constituted 11.98% of total assets. Add the funds in investments and the total is 32.22% of total assets. In addition, the Bank has an unused federal funds line of credit for $3,000,000 with a correspondent institution and has established the ability to borrow through the Fed Discount Window.

At year end 2000 the Bank's loans outstanding to deposit ratio was 68.45%.

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

Other Selected Financial Data

I. Distribution of Assets, Liabilities and Stockholders' Equity; interest rates and interest differential

                             A.  AVERAGE BALANCE SHEETS
                                    (in thousands)
                                         2000           1999
      ASSETS
Cash and Due from Banks
  (Non-interest bearing)               $ 8,201        $ 6,324
     (Interest bearing)                    100            100
Taxable Investment Securities
  Available for Sale                    13,243         13,311
  Held to Maturity                           3              6
Non-taxable Investment Securities
  Available for Sale                     3,955          3,638
  Held to Maturity                       2,521          4,085
Fed Funds Sold                           1,350          5,563
Cash Value Life Insurance                2,375          1,963
Loans - Net of unearned
  loan fees                             59,275         54,449
Allowance for Loan Losses                 (433)          (393)
Fixed Assets net of
  accumulated depreciation               2,060          2,414
Other Assets                             1,366          1,219

TOTAL ASSETS                           $94,015        $92,679


                                         2000           1999
      LIABILITIES
Demand Deposits                        $19,347        $17,200
Interest Bearing Demand Deposits        10,619         10,902
Savings Deposits                        27,355         30,874
Time Deposits                           27,734         24,668
Fed Funds Purchased                         50            325
Non Interest Bearing                       -0-            -0-
Other liabilities                          763          1,302
      TOTAL LIABILITIES                 85,867         85,271

      CAPITAL
Contributed Capital                      2,294          2,294
Additional Paid in Capital                 699            699
Retained Earnings                        5,448          4,599
Unrealized Loss Available
   For Sale Securities                    (292)          (184)
      TOTAL CAPITAL                      8,149          7,408
      TOTAL LIABILITIES
        AND CAPITAL                    $94,015        $92,679

                      B. ANALYSIS OF INTEREST EARNINGS
                          ($ amounts in thousands)

INTEREST EARNED AND AVERAGE YIELD
                                    2000            1999

                                  $    %           $    %
Taxable Investment Securities
  Available for Sale             779              745
      Yield                          5.88             5.42
  Held to Maturity                 0                0
      Yield                           0                0
Non Taxable Securities
  Available for Sale             189              206
Yield                                4.78             4.74
  Held to Maturity               140              161
Yield                                5.55             5.38
Fed Funds Sold                   158              251
Yield                                5.97             4.67
Cash Value Life Insurance        129               72
Yield                                5.43             5.49
Loans                          5,308            5,076
Yield (after allowance)              9.02             8.74
AVERAGE YIELD
ALL Interest Earning Assets          8.02             8.23
INTEREST PAID AND AVERAGE RATE
Demand Deposits                  149              153
Rate                                 1.40             1.36
Savings Deposits                 869              962
Rate                                 3.18             3.13
Time Deposits                  1,432            1,122
Rate                                 5.16             4.42
AVERAGE RATE PAID                    3.73             3.32
Average Including
            Non Interest Deposits    3.09             2.66

NET YIELD ON INTEREST EARNING ASSETS 4.93             5.57

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

                 C.  ANALYSIS OF ACTUAL CHANGES IN INTEREST

Income and Expense and allocation between volume and rate

                                           Allocation    Allocation
                                            to change     to change
                                            in Volume      In Rate    Total

                                                          2000
       Income
Taxable Investment Securities
   Available for Sale                            (4)            39       35
   Held to Maturity                              (3)             0       (3)
Non-Taxable Investment Securities
   Available for Sale                            18            (35)     (17)
   Held to Maturity                             (62)            41)     (21)
Fed Funds Sold                                 (132)            39      (93)
Cash Value Life Insurance                        17             30       47
Loans (After Allowance)                         446           (214)     232

       Expense
Demand Deposits                                  (4)             0       (4)
Savings Deposits                               (109)            18      (91)
Time Deposits                                   140            170      310



       Income                                            1999
Taxable Investment Securities
   Available for Sale                           113            (96)      17
   Held to Maturity                             (70)             0      (70)
Non-Taxable Investment Securities
   Available for Sale                           137             48      185
   Held to Maturity                             (62)           (42)    (104)
Fed Funds Sold                                 (389)           (34)    (423)
Cash Value Life Insurance                        32            (17)      15
Loans (After Allowance)                         587           (107)     480

      Expense
Demand Deposits                                 (16)           (40)     (56)
Savings Deposits                                 (1)           (54)     (55)
Time Deposits                                   102           (150)     (48)


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


B.  Maturity and Yield Characteristics
                                            2000                    1999

                                              Average                 Average
                                         Cost   Yield	          Cost    Yield
Taxable Investment Securities
  Available for Sale
  US Treasury's
    Maturing in one year or less          -0-     -0-            -0-      -0-
    Maturing in one to five years         -0-     -0-            -0-      -0-
  US Agencies & Corporations
    Maturing in one year or less        3,500    5.40          1,000     5.21
    Maturing in one to five years       7,250    5.79         11,550     5.21
    Maturing in five to ten years       1,750    5.94          1,250     6.29
  Held to Maturity
  US Agencies & Corporations
    Maturing in one year or less            2    8.60            -0-      -0-
    Maturing in one to five years         -0-     -0-              5      8.60
    Maturing in five to ten years         -0-     -0-           -0-       -0-
  State and Political Subdivisions
    Maturing in one year or less          -0-     -0-           -0-       -0-

Non-Taxable Securities
  Available for Sale
  State and Political Subdivisions
    Maturing in one year or less          -0-     -0-           -0-       -0-
    Maturing in one to five years         330    4.85           445      4.91
    Maturing in five to ten years         320    4.69           320      4.67
    Maturing in over ten years          3,275    4.64         3,425      4.62
  Held to Maturity
  State and Political Subdivisions
    Maturing in one year or less        1,010    5.05         1,270      4.88
    Maturing in one to five years         865    5.32         1,760      5.06
    Maturing in five to ten years          85    5.88            85      6.18
    Maturing in over ten years            -0-     -0-           -0-       -0-


Tax exempt income is actual and has not been adjusted to a tax equivalent basis.


C. No investment at December 31, 1999, in the aggregate, in any one issue exceeds 10% of stockholders' equity. The term "issuer" does not include the US Government or its political subdivisions and agencies as defined in the instructions.

III.   LOAN PORTFOLIO
                                   A.  LOAN TYPES

                                                December 31,
                                               2000          1999

Commercial, Financial and Agricultural       $51,573       $51,501
Real Estate Construction                       1,825         1,924
Real Estate Mortgage                           2,908         2,430
Installment Loans to Individuals
(Including overdraft lines)                    1,694         2,181
       TOTAL                                 $58,000       $58,036


                        B.  MATURITIES AND SENSITIVITIES OF
                         LOANS TO CHANGES IN INTEREST RATES
                                FOR SELECTED LOAN TYPES

                                           December 31,
        LOAN TYPES                     2000           1999

Commercial, Financial and Agricultural
   Due within one year              $27,338        $24,721
   Due one to five years             20,557         20,085
   Due over five years                3,678          6,695
     Total                          $51,573        $51,501

Interest rate
   Fixed rate                       $11,560        $11,534
   Floating rate                     40,013         39,967
     Total                          $51,573        $51,501

Real Estate Construction
   Due within one year               $1,825         $1,924
   Due one to five years                -0-            -0-
   Due over five years                  -0-            -0-
     Total                           $1,825         $1,924

Interest Rate
   Fixed rate                       $   -0-        $   -0-
   Floating Rate                      1,825          1,924
Total                               $ 1,825          1,924

                       C. RISK ELEMENTS

1.  NONACCRUAL, PAST DUE AND RESTRICTED LOANS
                                                 2000          1999
   a.  Loans accounted for on a
 nonaccrual basis                                 494            13
   b.  Accruing loans past due 90
 days or more                                     -0-           -0-
   c.  Troubled Debt restructured                 -0-           -0-

    Gross income that would have occurred
    if the above notes were paid according
    to note terms

    a.  Non-accrual                                14            0.2
    b.  Troubled Debt                             -0-           -0-

    Income accrued and included in net
    income

    a.  Non-accrual                               -0-           -0-
    b.  Troubled debt                             -0-           -0-

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

4.   LOAN CONCENTRATIONS

    All loan concentrations are shown in IIIA of this report.

                 D.  OTHER INTEREST BEARING ASSETS

                                  2000        1999
Certificate of Deposit
   TCM Bank                        100         100


IV.   SUMMARY OF LOAN LOSS EXPERIENCE

                                              2000         1999

A.  Balance at January 1                     $ 372         $ 378
Loans Charged Off
 Commercial, Financial and
   Agricultural                                (10)          (69)
 Installment loans to Individuals               -0-          -0-
 Real Estate - Mortgage                         -0-          -0-
Recoveries
 Commercial                                      2             9
 Installment                                     4            18
Net Charge Offs                                 (4)          (42)
Additional Charges to Operations               157            36
     Balance at December 31                  $ 526         $ 372

Ratio of Net charge offs to
loans outstanding                             0.01%         0.07%

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

                                            2000                1999
                                                   Percent             Percent
                                         Amount   of Total   Amount   of Total
Commercial, Financial
   and Agricultural                     $51,573     88.92%  $51,501     88.74%
Real Estate Construction                  1,825      3.05     1,924      3.31
Real Estate Mortgage                      2,908      5.01     2,430      4.19
Installment loans to
   Individuals                            1,694      2.92     2,181      3.76
TOTAL                                  $ 58,000    100.00   $58,036    100.00


 V.  DEPOSITS
                                            2000                 1999
                                   Average     Average  Average     Average
                                   Balance   Rate Paid  Balance   Rate Paid

Non-interest Bearing
  Demand Deposits                   19,347      -0-      16,770      -0-
Interest Bearing
  Demand Deposits                   11,189       1.33%   11,225       1.36%
Savings Deposits                    26,506       3.28%   30,713       3.13%
Time Deposits                       28,565       5.01%   25,391       4.42%

MATURITY OF TIME DEPOSITS $100,000 OR MORE.

                                                2000            1999

Three months or less                          $1,755           $ 753
Over three under six months                      701           1,344
Over six under twelve months                   4,039           3,006
Over twelve                                    1,067             717

VI.  RETURN ON EQUITY AND ASSETS

1.  Return on Average Assets                    1.05%           0.90%
2.  Return on Equity                           11.57%          10.73%
3.  Dividend Pay-out Ratio                     62.40%          63.00%
4.  Equity to Asset Ratio                       9.07%           8.42%

VII.  SHORT TERM BORROWING

1.  Amounts outstanding
    at year end                                  -0-              -0-
2.  Maximum at any month end                     200            1,700
3.  Average amount outstanding
    for year                                      94               59
    Average interest paid                       6.89%            5.61%

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

	PART III

ITEM 9.

Directors of the Registrant

Information concerning the directors of the registrant is included in item 11 Security Ownership of Certain Beneficial Owners and Management of this report.

Each director is elected by Shareholder vote to a term of one year.

No director has been involved in material legal proceedings in the last five years.

Executive Officers


John A. Linton                  60      Executive Vice President and Director
President & CEO of Bank                 the Bank since Jan 1998 and June 1998
President & CEO of Corporation          respectively.  President of the Bank
Director of Bank & Corporation          Since June 1, 1999.  CAO of the
                                        Corporation since June 1, 1999.
                                        Assumed CEO of Bank, CEO and President
                                        of Corporation Jan. 1, 2000.

David R. Kaiser                 40      Senior Vice President and Loan Admin
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

       Cash and Cash Equivalent Forms of Remuneration

Name of Individual   Capacities   Salaries, Fees    Securities    Aggregate of
or Number of          In Which    Directors Fees,   or Property     Contingent
Persons in Group       Served     Commissions       Insurance,        Forms of
                                  or Bonuses        Benefits      Remuneration
                                                    Reimbursements
                                                    Personal Benefits
John A. Linton       CEO & President $118,300.            (1)
                     Of Bank,and
                     Bancshares.

David R. Kaiser      S.V.P. Loan     $ 69,800
                     Administrator
                     Of Bank

Executive Officers   Officers        $237,268
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

Mr. Ebert retired in September 1999 and receives $2,000 per month. Mr. Youngs Retired effective December 31, 1999 and receives $4,000 per month. Mrs. Gaulden resigned in July, 2000 and received a lump sum payment of $91,396.

Payment schedules will be selected by the covered employees at retirement. Amounts in the plan have not been included in the previous cash compensation table.

Amounts accrued pursuant to the plan for the accounts of the named individuals With the exception of Mrs. Gaulden during the last fiscal year are as follows:

Robert J. Youngs            $47,469.
John A. Linton               45,753.
Roger B. Ebert               14,724.

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

DIRECTOR, AGE AND YEAR      PRINCIPAL OCCUPATION        SHARES OF COMMON STOCK
FIRST BECAME DIRECTOR       DURING PAST FIVE YEARS       BENEFICIALLY OWNED ON
                                                          December 31, 2000

STEPHEN P. BRADLEY          President, Shasta Forest  16,320 indirect(1)  1.63%
Age 63                      Products
Elected (Bank) 1999
Elected (Bancshares) 1999

GARELD J. COLLINS           General Partner, Enterprises                  7.34%
Age 87                      Investments               73,866 indirect (2)(6)
Elected (Bank) 1979
Elected (Bancshares) 1991

RICHARD S. DAY (5)          Secretary, Timberline.    13,200 direct       2.30%
Age 83                      Bancshares, Timberline    10,000 indirect(6)
Elected (Bank) 1979         Community Bank; Retired
Elected (Bancshares) 1991   Business Executive

NORMAN E. FIOCK             Retired cattle rancher                     b  9.44%
Age 76                      and Farmer                95,024 indirect (3)(6)
Elected (Bank) 1979
Elected (Bancshares) 1991

DON L. HILTON               Chairman, Timberline                          8.37%
Age 64                      Community Bank, President,84,234 indirect (4)(6)
Elected (Bank) 1981         Don Hilton Enterprises
Elected (Bancshares) 1991   And Shasta Holiday, Inc.

JOHN A LINTON               CEO & Pres., Timberline      500 direct       2.04%
Age 60                      Community Bank,Timberline 20,000 indirect (6)
Elected (Bank) 1998         Bancshares, Inc.
Elected (Bancshares) 1998

ROBERT J. YOUNGS            Chairman, Timberline      71,264 direct       8.07%
Age 66                      Bancshares, Inc.          10,000 indirect(6)
Elected (Bank) 1983         Retired Banker
Elected (Bancshares) 1991


DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (7)      394,408 direct     39.17%*
                                                             and indirect

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

(7)Includes the 7 directors and 1  Executive Officer listed in the chart.

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

TIMBERLINE BANCSHARES, INC.



By                                          John A. Linton,
                                            President &  CEO
                                            Of the Bank
                                            And Corporation

                                            3/26/01
                                            Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.



                                              Date           3/26/01
Stephen P. Bradley,
Board of Directors

                                               Date          3/26/01
Richard S. Day, Secretary
Board of Directors

                                               Date          3/26/01
Gareld J. Collins,
Board of Directors

                                               Date          3/26/01
Norman E. Fiock,
Board of Directors

                                               Date          3/26/01
Don L. Hilton, Chairman
Board of Directors of Bank

                                               Date          3/26/01
Robert J. Youngs, Chairman
Board of Directors of Corporation

                                               Date          3/26/01

                        INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Timberline Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Timberline Bancshares, Inc. (a California corporation) and subsidiary as of December 31, 2000, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Timberline Bancshares, Inc. and subsidiary as of December 31, 2000, 1999 and 1998, and the consolidated results of their operations and their cash flows for years then ended in conformity with generally accepted accounting principles.



Carlson, Pavlik and Drageset
Certified Public Accountants, LLP
Yreka, California
February 1, 2001

               TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets
                  December 31, 2000, 1999 and 1998
                          ($ in thousands)


                                                2000        1999        1998
               ASSETS

Cash and due from banks,
     non-interest bearing                    $ 9,450     $ 6,951     $ 4,785
Interest bearing deposits in other banks         100         100         100
Federal funds sold                             1,600         800       9,800
Securities available for sale                 16,801      17,215      13,296
Securities to be held to maturity              1,889       3,172       5,538
Cash surrender value of officers'
     life insurance                            2,415       2,317       1,361
Loans, less allowance for loan losses of
       2000-$525; 1999-$372; 1998-$378        57,365      57,554      51,904
Premises and equipment                         1,744       1,874       2,009
Other assets                                   1,665       1,717       1,731

Total assets                                $ 93,029    $ 91,700    $ 90,524


               LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:

Deposits:
     Demand                                 $ 17,864    $ 16,409    $ 15,937
     Savings                                  36,866      41,083      44,774
     Time, under $100                         21,484      19,839      16,361
     Time, $100 and over                       7,583       5,820       4,927
           Total deposits                     83,797      83,151      81,999
Other liabilities                                807         766         653
               Total liabilities              84,604      83,917      82,652


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, no par value, authorized
2,000,0000 shares, issued and outstanding
shares 2000-1,006,860;	1999-1,006,860;
1998-1,006,810                                 2,993       2,993       2,993
Additional paid-in capital                         1           1           1
Retained earnings                              5,504       5,189       4,883
Accumulated other comprehensive
income (loss):
    Unrealized holding gains (losses)
    on securities available for sale             (73)       (400)         (5)
          Total stockholders' equity           8,425       7,783       7,872

Total liabilities and stockholders' equity  $ 93,029    $ 91,700    $ 90,524

The accompanying notes are an integral part of these consolidated financial statements.

               TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Statements of Income
           For The Years Ended December 31, 2000, 1999 and 1998
                   ($ in thousands, except per share)


                                                2000        1999        1998
Interest income:
     Interest on fees and loans              $ 5,653     $ 5,112     $ 4,923
     Interest on federal funds sold              158         251         674
     Interest on securities:
             available for sale                  967         902         750
             held to maturity                    141         210         336
     Interest, other                             135         111          74
Total Interest Income                          7,054       6,586       6,757

Interest expense:
     Interest on deposits                      2,452       2,237       2,397
     Interest on short-term borrowings             7           4           -
Total Interest Expense                         2,459       2,241       2,397

Net interest income                            4,595       4,345       4,360
Provision (credit) for loan losses               157         (28)         83
Net interest income after provision
(credit) for loan losses                       4,438       4,373       4,277

Other income:
     Service charges                             382         406         412
     Other                                        35          18          16
Total Other Income                               417         424         428

Other expenses:
     Salaries and employee benefits            2,132       2,114       1,984
     Occupancy expenses                          390         401         392
     Equipment and data processing expenses      304         296         313
     Other operating expenses                    829         893         793
Total Other Expenses                           3,655       3,704       3,482

Income before income taxes                     1,200       1,093       1,223

Income tax expense                               382         284         304

Net Income                                   $   818     $   809     $   919

Earnings per common share:
     Basic                                   $  0.81     $  0.80     $  0.91
     Assuming dilution                       $  0.81     $  0.80     $  0.91

The accompanying notes are an integral part of these consolidated financial statements.

                 TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
              Consolidated Statements of Comprehensive Income
            For The Years Ended December 31, 2000, 1999 and 1998
                              ($ in thousands)


                                                2000        1999        1998

Net income, per consolidated
     statements of income                    $   818     $   809     $   919

Other comprehensive income (loss):
     Unrealized holding gains
       (losses) on securities available for
       sale arising during the year              593        (717)        (41)
     Reclassification adjustment for
       (gains) losses included in net income       -           -           -

Other comprehensive income (loss)                593        (717)        (41)

Income tax expense (benefit) related to
     other comprehensive income (loss)           266        (322)        (18)

Other comprehensive income (loss)
     net of income tax                           327        (395)        (23)

Total comprehensive income                   $ 1,145     $   414     $   896


The accompanying notes are an integral part of these consolidated financial statements.

                   TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
            Consolidated Statements of Changes in Stockholders' Equity
              For The Years Ended December 31, 2000, 1999 and 1998
                                ($ in thousands)

                                                             Accumulated
                                         Additional             Other
                          Common Stock    Paid-In  Retained Comprehensive
                          Shares  Amount  Capital  Earnings  Income(loss) Total

Balance, 12/31/97     1,006,726    2,992    $ 1       4,467        18    7,478
  Net income                  -        -      -         919         -      919
  Other comprehensive
   income (loss) net of
   income tax; change
   in unrealized gain
   (loss) on securities
   available for sale,
   net of deferred
   income tax
   benefit of $18             -        -      -          -        (23)     (23)
Cash dividend declared        -        -      -       (503)         -     (503)
Options exercised by
employees & directors        84        1      -          -          -        1


Balance, 12/31/98     1,006,810    2,993      1      4,883         (5)   7,872
 Net income                   -        -      -        809          -      809
 Other comprehensive
   income (loss) net of
   income tax; change
   in unrealized gain
   (loss) on securities
   available for sale,
   net of deferred
   income tax of $322         -        -      -          -       (395)    (395)
Cash dividend declared        -        -      -       (503)         -     (503)
Options exercised by
   employees & directors     50        -      -          -          -        -

Balance, 12/31/99     1,006,810    2,993      1      5,189       (400)   7,783
 Net income                   -        -      -        818          -      818
 Other comprehensive
   income (loss) net of
   income tax; change
   in unrealized gain
   (loss) on securities
   available for sale,
   net of deferred
   income tax of $322         -        -      -          -        327      327
Cash dividend declared        -        -      -       (503)         -     (503)
Options exercised by
   employees & directors      -        -      -          -          -        -

Balance, 12/31/00     1,006,860  $ 2,993   $  1    $ 5,504     $  (73) $ 8,425

The accompanying notes are an integral part of these consolidated financial statements.

                 TIMBERLINE BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
              For The Years Ended December 31, 2000, 1999 and 1998
                                ($ in thousands)


                                                2000        1999        1998

Cash flows from operating activities:
  Net income                                 $   818     $   809     $   919
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization               217         215         195
     Provision for loan losses                   157         (28)         83
     Net (increase) decrease in other assets    (214)        336        (132)
     Net increase in other liabilities            41         113         112
Net cash provided by operating activities      1,019       1,445       1,177

Cash flows from investing activities:
  Net (increase) in interest bearing
    deposits in other banks                        -           -        (100)
  Net (increase) decrease in federal
    funds sold                                  (800)      9,000      (2,800)
  Purchases of securities available for sale       -      (7,911)    (22,205)
  Proceeds from sales of securities
    available for sale                             -           -           -
  Proceeds from maturities of securities
    available for sale                         1,007       3,350      22,000
  Purchases of securities to be
    held to maturity                               -           -        (991)
  Proceeds from sales of securities to be
    held to maturity                               -           -           -
  Proceeds from maturities of securities
    to be held to maturity                     1,283       2,291       2,658
  Net (increase) decrease in loans                32      (5,622)     (3,887)
  Purchases of premises and equipment            (87)        (80)       (172)
  (Increase) in cash surrender value of
    officers' life insurance policies            (98)       (956)        (58)
Net cash provided by (used in)
  investing activities                         1,337          72      (5,555)

Cash flows from financing activities:
  Net increase in deposits                       646       1,152       4,441
  Proceeds from note payable                       -          11           -
  Principal payments on note payable               -         (11)          -
  Dividends paid                                (503)       (503)       (503)
  Proceeds from exercise of stock options          -           -           1
Net cash provided by financing activities        143         649       3,939

Net increase (decrease) in cash and
  due from banks                               2,499       2,166        (439)

Cash and due from banks at beginning of year   6,951       4,785       5,224

Cash and due from banks at end of year       $ 9,450     $ 6,951     $ 4,785

Interest paid                                $ 2,443     $ 2,257     $ 2,387

Income taxes paid                            $   485     $   377     $   336

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

Consolidation:

The consolidated financial statements include the accounts of Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations:

The Company is a bank holding company, formed to be the sole shareholder of the Bank. Its major source of income is dividends paid by the Bank.

The Bank operates eight branch locations in Siskiyou County, California, and a loan office in Medford, Oregon. The Bank grants agribusiness, commercial, residential, construction, and consumer loans throughout northern California and Oregon.

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

The material estimate that is particularly susceptible to change relates to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, further reductions in the carrying amount of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

Net income per common share (basic and diluted) is computed as follows:

                                                                    Per-Share
                                             Income      Shares      Amount

For the Year Ended December 31, 2000:

Basic Net Income Per Common Share:
  Income available to common stockholders  $ 818,317    1,006,860     $ 0.81

Effect of dilutive securities:
  Stock options (antidilutive)                     -            -

Diluted Net Income Per Common Share:
  Income available to common stockholders  $ 818,317    1,006,860     $ 0.81

(Stock options are antidilutive in 2000 since exercise price is higher than average market price)

Per-Share
                                             Income      Shares      Amount

For the Year Ended December 31, 1999:

Basic Net Income Per Common Share:
  Income available to common stockholders  $ 809,981    1,006,860     $ 0.80

Effect of dilutive securities:
  Stock options (antidilutive)                     -            -

Diluted Net Income Per Common Share:
  Income available to common stockholders  $ 809,981    1,006,860     $ 0.80

(Stock options are antidilutive in 1999 since exercise price is higher than average market price)

For the Year Ended December 31, 1998:

Basic Net Income Per Common Share:
  Income available to common stockholders  $ 919,235    1,006,737     $ 0.91

Effect of dilutive securities:
  Stock options (antidilutive)                     -            -

Diluted Net Income Per Common Share:
  Income available to common stockholders  $ 919,235    1,006,737     $ 0.91

(Stock options are antidilutive in 1998 since exercise price is higher than average market price)

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

The carrying amounts of investment securities as shown in the consolidated balance sheets at December 31, 2000, 1999 and 1998 are summarized a follows:


                               Amortized     Gross         Gross
                              or Accreted  Unrealized    Unrealized
                                 Cost        Gains         Losses   Fair Value
December 31, 2000:
 Securities available for sale:
   U.S. Government and
     Agency Securities        $ 12,750      $    -         $   53    $ 12,697
   State and political
     Subdivisions                4,183           8             87       4,104
TOTAL                         $ 16,933      $    8         $  140    $ 16,801


 Securities to be held to maturity:
   U.S. Government and
     Agency Securities        $      2      $    -         $    -    $      2
   State and political
     Subdivisions                1,887          18              -       1,905
TOTAL                         $  1,879      $   18         $    -    $  1,907


December 31, 1999:
 Securities available for sale:
   U.S. Government and
     Agency Securities        $ 13,750      $    -         $  371    $ 13,379
   State and political
     Subdivisions                4,191           -            355       3,836
TOTAL                         $ 17,941      $    -         $  726    $ 17,215


 Securities to be held to maturity:
   U.S. Government and
     Agency Securities        $      5      $    -         $    -    $      5
   State and political
     Subdivisions                3,167          26              2       3,191
TOTAL                         $  3,172      $   26         $    2    $  3,196


December 31, 1998:
 Securities available for sale:
   U.S. Government and
     Agency Securities        $12,500       $    9         $   16    $ 12,493
   State and political
     Subdivisions                 804           19             20         803
TOTAL                         $13,304       $   28         $   36    $ 13,296


 Securities to be held to maturity:
   U.S. Government and
     Agency Securities        $   509       $    2         $    -    $    511
   State and political
     Subdivisions               5,029          116              -       5,145
TOTAL                         $ 5,538       $  118         $    -    $  5,656

Securities carried at approximately $9,209 at December 31, 2000; $5,390 at December 31, 1999; and $3,234 at December 31, 1998, and were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities to be held to maturity for the years ended December 31, 2000, 1999 and 1998. Gross realized gains and losses on sales of securities were $-0- for all types of securities for the years ended December 31, 2000, 1999 and 1998.

Gross proceeds from the sale of securities were $-0-, and the applicable income taxes were $-0- for the years ended December 31, 2000, 1999 and 1998.

The amortized cost and estimated fair value of securities held to maturity and available for sale at December 31, 2000, by contractual maturity, are as follows:

Available for Sale          Held to Maturity

                               Amortized                   Amortized
                                 Cost    Fair Value          Cost    Fair Value
Amounts maturing in:
  One year or less             $  3,750   $  3,736         $  1,012   $  1,016
  After one year
     through five years           8,674      8,644              795        806
  After five years
     through ten years            1,088      1,080               82         85
  After ten years
     through fifteen years        3,421      3,341                -          -
TOTAL                          $ 16,933   $ 16,801         $  1,889   $  1,907

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Nontaxable interest income included on the consolidated statements of income is as follows:


                                                2000        1999        1998

Interest on securities available for sale    $   189     $   157     $    41
Interest on securities to be held to maturity    141         210         245
  Total nontaxable income                    $   330     $   367     $   286

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The components of loans in the consolidated balance sheets were as follows:


                                                        December 31,
                                            2000         1999         1998

Commercial                            $   51,573   $   51,501   $   43,991
Real Estate construction                   1,825        1,924        2,933
Residential mortgage                       2,908        2,430        2,790
Consumer installment                       1,693        2,181        2,686
TOTAL                                     57,999       58,036       52,400
Deferred loan fees and costs                (109)        (110)        (118)
Allowance for loan losses                   (525)        (372)        (378)

Loans, net                            $   57,365   $   57,554   $   51,904

Loans classified as non-accrual approximated $499, $13, and $0 as of December 31, 2000, 1999 and 1998, respectively.

The changes in the allowance for loan losses were as follows:


                                                        December 31,
                                                2000        1999        1998

Balance, beginning of year                   $   372     $   378     $   401
Loans charged off                                (11)         (5)       (132)
Recoveries                                         7          27          26
Provision for loan losses                        157         (28)         83

Balance, end of year                         $   525     $   372     $   378

NOTE 5 - PLEDGED AND RESTRICTED ASSETS:

The Federal Reserve Board requires that banks maintain non-interest bearing cash balances in accordance with the Board's reserve requirements. The average non-interest bearing cash balance maintained to meet reserve requirements was approximately $600, $600 and $600 during 2000, 1999 and 1998, respectively.

Information concerning pledged assets is contained in Note 3.

NOTE 6 - PREMISES AND EQUIPMENT:

Major classifications of premises and equipment are as follows:


                                                        December 31,

                                                2000        1999        1998

Premises                                     $ 2,657     $ 2,631     $ 2,621
Equipment                                      1,162       1,114       1,177
TOTAL                                          3,819       3,745       3,798
Accumulated depreciation                      (2,075)     (1,871)     (1,789)
NET                                          $ 1,744     $ 1,874     $ 2,009

Depreciation expense                         $   217     $   215     $   195

Certain facilities and equipment are leased under various operating leases. Rental expense was $79, $72 and $117 in 2000, 1999 and 1998, respectively. Future minimum rental commitments under noncancelable leases are:

                       2001                    $     51
                       2002                          51
                       2003                          51
                       2004                          48
                       2005                          45
                       Thereafter                 1,138

                       TOTAL                   $  1,384

NOTE 7 - TIME CERTIFICATES OF DEPOSIT MATURITIES:

Time certificates of deposit under $100 maturing in years ending December 31, as of December 31, 2000:

                       2001                    $ 19,754
                       2002                         992
                       2003                         480
                       2004                         127
                       2005                          43
                       Thereafter                    88

                       TOTAL                   $ 21,484


Time certificates of deposit $100 and over maturing in years ending December 31, as of December 31, 2000:

                       2001                    $  6,515
                       2002                         567
                       2003                         264
                       2004                         237
                       2005                           -
                       Thereafter                     -

                       TOTAL                   $  7,583

NOTE 8 - EMPLOYEE BENEFITS:

The Bank has a non-qualified salary continuation plan for several key executive officers that provides for certain amounts to be paid to the officers upon their retirement at age 65, or upon certain terminations of employment. The Bank purchased single premium life insurance policies on the lives of the officers to assist with the funding of the plan.

In addition, the Bank has a 401(k) Employee Retirement Plan. Employees must meet certain age and hour requirements in order to be eligible to participate. Employees can contribute to the plan, within limits established by the Internal Revenue Service. In addition, the Bank may make matching contributions and/or profit sharing contributions to the Plan. For 2000, 1999 and 1998 respectively, the Bank made ten percent matching contributions totaling $4, $5 and $4. Participants have the ability to direct the investment of the contributions, within guidelines established by the Bank.

NOTE 9 - NOTES PAYABLE AND OTHER DEBT

During 1999, the Company established a line of credit with another financial institution. The maximum amount available was $100, and bore interest at the lender's prime rate. The Company borrowed, and repaid, $11; there were no amounts outstanding at December 31, 1999, and the line of credit was cancelled prior to December 31, 1999.

During 1999, the Bank established the ability to borrow from the Federal Reserve Bank of San Francisco "discount window". Terms of any borrowings will be established at the time of borrowing. No amounts were borrowed from this source during 2000 and 1999.

NOTE 10 - INCOME TAXES:

Total applicable income taxes reported in the consolidated income statements for the years ended December 31, 2000, 1999 and 1998 included the following components:


                                                        December 31,

                                                2000        1999        1998
Currently paid or payable:
       Federal                               $   316     $   256     $   291
       State                                     136         116         117

       TOTAL                                     452         372         408

Increase (decrease) in deferred taxes:
       Federal                                   (54)        (76)        (70)
       State                                     (16)        (12)        (34)

       TOTAL                                     (70)        (88)       (104)

Income tax expense                           $   382     $   284     $   304


The deferred tax assets were comprised of the following:

                                                        December 31,

                                                2000        1999        1998

Difference in allowance for loan
     losses between financial statement
     and income tax purposes                 $   123     $    69     $    74
Timing differences in deductibility
     of state taxes                               43          39          40
Difference in allowance for losses on
     foreclosed property between financial
     statement and income tax purposes            37          55          25
Timing difference in deductibility of
     deferred compensation                       247         295         211
Difference in depreciation expense
     between financial statement and
     income tax purposes                          66           -          20
Deferred tax on unrealized holding losses
     on securities available for sale             59         325           -

Total deferred tax asset                         575         783         370

The deferred tax liabilities were comprised of the following:

Difference in depreciation expense
     between financial statement
     and income tax purposes                      (-)        (15)         (-)
Other                                            (53)        (26)        (41)
Total deferred tax liability                     (53)        (41)        (41)

Net deferred tax asset                       $   522     $   742     $   329

The reasons for the differences between applicable income taxes and the amount computed at the applicable regular federal tax rate of 34 percent were as follows:


                                                        December 31,

                                                2000        1999        1998

Taxes at statutory federal income tax rate   $   408     $   372     $   416
Increase (decrease) in taxes resulting from:
     Tax exempt income                          (113)       (126)       (120)
     State income taxes, net of
        federal income taxes                      95          87          80
     Other                                        (8)        (49)        (72)

TOTAL                                        $   382     $   284     $   304


NOTE 11 - STOCK OPTION PLAN:

At December 31, 2000, 1999 and 1998, the Company had a stock based compensation plan, which is described below. The Company applies APB Opinion 25, "Accounting For Stock Issued To Employees", and related Interpretations in accounting for its plans. Accordingly, no compensation cost was recognized for its fixed stock option plans. For all options granted, the compensation costs for 2000, 1999 and 1998 as determined under SFAS No. 123 (based on the fair value of options at the grant date) were not material.

In 1999, the Board of Directors, modified the terms of the options granted in 1998, which provides certain directors and employees with an opportunity to purchase the Company's common stock. The modification revalued the grant price to $10.00 per share. Under the plan, the Company may grant either incentive or non-qualified stock options to purchase up to 300,000 shares. The option price per share may not be less than the fair market value of the stock on the date of the grant, and the maximum term of the options may not exceed ten years. Current options outstanding have an exercise price of $10.00 per share. This modification changed the stock option plan to a variable stock option plan, which, under Financial Accounting Standards Board Interpretation No. ("FIN") 44, required that compensation cost for the repriced options be recognized for an amount by which the fair market value of the stock exceeds the exercise price of the options. Therefore, $136 in compensation expense has been recognized in the consolidated statement of income for the year ended December 31, 2000. FIN 44 does not require the recognition of compensation expense for any prior periods.

The following is a summary of activity for the stock option plan:


                                                    Weighted
                                                    Average
                                        Number of   Exercise
                                         Shares      Price

Options outstanding at Dec. 31, 1997
                                              -            -
     Granted                             72,000        12.50
     Exercised                              (84)       12.50
     Forfeited                                -            -

Options outstanding at Dec. 31, 1998                           (Remaining life
                                         71,916        12.50    of 9.5 years)
     Granted                             55,500        10.00
     Exercised                              (50)       10.00
     Forfeited                           (5,000)       10.00

Options outstanding at Dec. 31, 1999                           (Remaining life
                                        122,866        10.00    of 8.5 years)
     Granted                                  -            -
     Exercised                                -            -
     Forfeited                          (12,496)       10.00

Options outstanding at Dec. 31, 2000    110,370        10.00   (Remaining life
                                                                of 7.5 years)

In addition, during 2000, the Company issued options to PremierWest Bancorp to purchase up to 250,000 shares of the Company's common stock as part of a proposed merger with PremierWest Bancorp. These options can only be exercised upon the occurrence of certain events in regards to the proposed merger with PremierWest Bancorp. The Company presently believes that it is unlikely that any of these events will occur. Further information concerning these stock options and the proposed merger is contained in Note 18.

NOTE 12 - TIMBERLINE BANCSHARES, INC. (PARENT COMPANY ONLY) CONDENSED
                      FINANCIAL STATEMENTS:

Condensed Balance Sheets:
                                                        December 31,
                                                2000        1999        1998
                   ASSETS

Cash and due from banks, bank subsidiary,
     non-interest bearing                    $     8     $     -     $     3
Investment in wholly owned subsidiary          8,439       7,745       7,833
Other assets                                     114          38          36
Total assets                                 $ 8,561     $ 7,783     $ 7,872


   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                  $   136     $     -     $     -
Stockholders' equity                           8,425       7,783       7,872
Total liabilities and stockholders' equity   $ 8,561     $ 7,783     $ 7,872


Condensed Income Statements:

                                                        December 31,
                                                2000        1999        1998
Operating income:
     Dividends from subsidiary               $   609     $   520     $   523
Operating expenses:
     Salaries and employee benefits              136           -           -
     Other operating expense                     102          26          34
NET OPERATING INCOME                             238          26          34

Income (loss) before income taxes and equity     371         494         489
Income tax benefit                                80           8          11
Income (loss) before equity in undistributed
     net income of subsidiary                    451         502         500
Equity in undistributed net income
     of subsidiary                               367         307         419

Net income                                   $   818     $   809     $   919

Condensed Statements Of Changes In Stockholders' Equity:


                                                            Accumulated
                                          Additional            Other
                           Common Stock    Paid-In  Retained   Compreh.
                           Shares  Amount  Capital  Earnings Income(loss) Total

Balance, Dec.31, 1997   1,006,726 $ 2,992    $  1   $ 4,467  $     18  $ 7,460
   Net income                   -       -       -       919         -      919
Other comprehensive income
(loss) net of income tax;
change in unrealized gain
(loss) on securities
available for sale, net of
deferred income tax
benefit of $18                  -       -       -         -       (23)     (23)

   Cash dividend declared       -       -       -      (503)        -     (503)
   Options exercised by
   employees and directors     84       1       -         -                  1
Balance, Dec.31, 1998   1,006,810 $ 2,993    $  1   $ 4,883        (5) $ 7,877
  Net income                    -       -       -       809         -      809
Other comprehensive income
(loss) net of income tax;
change in unrealized gain
(loss) on securities
available for sale, net of
deferred income tax
benefit of $322                 -       -       -         -      (395)    (395)
   Cash dividend declared       -       -       -      (503)        -     (503)
   Options exercised by
   employees and directors     50       -       -         -         -        -
Balance, Dec.31, 1999   1,006,860 $ 2,993    $  1   $ 5,189      (400) $ 8,183
  Net income                    -       -       -       818         -      818
Other comprehensive income
(loss) net of income tax;
change in unrealized gain
(loss) on securities
available for sale, net of
deferred income tax
benefit of $266                 -       -       -         -       327      327
   Cash dividend declared       -       -       -      (503)        -     (503)
   Options exercised by
Employees and directors         -       -       -         -         -        -


Balance, Dec.31, 2000   1,006,860 $ 2,993   $   1   $ 5,504   $   (73) $ 8,425

Condensed Statements of Cash Flows:

                                                        December 31,
                                                2000        1999        1998
Cash flows from operating activities:
   Net income                                $   818     $   809     $   919
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in net income of subsidiary         (976)       (827)       (943)
     Dividends received from subsidiary          609         520         523
     Net (increase) decrease in other assets     (76)         (2)          5
     Net increase in liabilities                 136           -           -
Net cash provided by operating activities        511         500         504

Cash flows from investing activities;
   Capital investment in subsidiary                -           -          (1)

Cash flows from financing activities:
   Proceeds from note payable                      -          11           -
   Principal payments on note payable              -         (11)          -
   Dividends paid                               (503)       (503)       (503)
   Proceeds from the exercise of stock options     -           -           1
Net cash (used in) financing activities         (503)       (503)       (502)

Net increase (decrease)
   in cash and due from banks                      8          (3)          1
Cash and due from banks at beginning of year       -           3           2
Cash and due from banks at end of year       $     8     $     -     $     3

Interest paid                                $     -      $    -     $     -

Income taxes paid                            $   485      $  377     $   336

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

Credit Risk:

The disclosures in this note represent the Bank's credit exposure should every counterparty to the financial instruments with off-balance-sheet credit risk fail to perform completely according to the terms of the contracts and the collateral and other security, if any, for the exposure prove to be of no value to the Bank. The Bank's credit exposure for commitments to extend credit and letters of credit is represented by the contractual amounts of those instruments. The Bank believes its credit procedures minimize these risks.

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

Commitments to Extend Credit and Letters of Credit:

The following table summarizes credit risk for those financial instruments whose contract amounts represent credit risk at December 31:


                                                2000        1999        1998

Unused commercial loan commitments           $ 6,943     $ 8,172     $ 8,364
Unused overdraft protection lines                 91          85          80
Stand-by letters of credit                       272         130         130


Commercial loan commitments are agreements to make or acquire a loan as long as the agreed-upon terms (e.g., expiry, covenants or notice) are met. The Bank's commitments to purchase or extend loans help its customers meet their liquidity needs. Overdraft protection lines allow customers to obtain cash advances.

Standby letters of credit are issued by the Bank to ensure its customers' performance in dealings with others.

Since many of the unused commitments are expected to expire unused or to be utilized only partially, the total amount of unused commitments does not represent future cash requirement. The Bank did not incur any losses on its commitments in 2000, 1999 or 1998.

NOTE 14 - RELATED PARTIES:

The Bank has loans outstanding to certain of its Directors and executive officers and to partnerships or companies in which a director or executive officer has at least a 10 percent beneficial interest. At December 31, 2000, 1999 and 1998, $819, $611, and $395 of such loans, respectively, were outstanding. An analysis of the activity during 2000 in respect to such loans is as follows:

Balance, December 31, 1999             $  611
Additions                                 555
Deletions                                (347)

Balance, December 31, 2000             $  819


NOTE 15 - REGULATORY MATTERS:

The Bank, a state bank, is subject to the dividend restrictions set forth by the California State Banking Department. Under such restrictions, the Bank may not, without prior approval of the California State Banking Department, declare dividends in excess of the lesser of A) retained earnings, or; B) net income for the last three years less any distributions to stockholders made during the last three years. The dividends, as of December 31, 2000, that the Bank could declare, without the prior approval of the California State Banking Department, are approximately $1,094.

The Bank is subject to various regulatory capital requirements administered by the Federal Depository Insurance Corporation and the California State Banking Department. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that if undertaken, could have a direct material impact on the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At December 31, 2000, 1999 and 1998, those ratio requirements were: Tier 1, Total, and Leveraged capital ratios (as defined) of 6%, 10%, and 5% for Federal Depository Insurance Corporation purposes and a Leveraged Capital Ratio of 6.5% for California State Banking Department purposes. The Bank's actual ratios as of those dates were: Tier 1- 11.21%, 12.50%, and 12.83%; Total- 11.90%, 13.07%, and 13.45%; and Leveraged- 9.15%, 8.85%, and 8.66%
respectively. As of November 13, 2000, the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.
There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

Federal banking law restricts the Bank from extending credit to the Company, as the parent bank holding company, in excess of 10 percent of the Bank's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements. The Company had no such borrowing from the Bank during 2000, 1999 and 1998.

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

Commitments to Extend Credit and Letters of Credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated costs to cancel them or otherwise settle obligations with the counterparties at the reporting date.

The estimated fair values of the Company's financial instruments at December 31, 2000 are as follows:

                                                   Carrying
                                                    Amount      Fair Value
Financial assets:
     Cash and due from banks                     $   9,450       $   9,450
     Interest bearing deposits in other banks          100             100
     Federal funds sold                              1,600           1,600
     Investment securities                          18,690          18,708
     Cash surrender value of
        officers' life insurance                     2,415           2,415
     Loans                                          57,890          57,890
     Less allowance for loan losses                   (525)           (525)

Financial liabilities:
     Deposits                                       83,797          83,797

Unrecognized financial instruments:
     Commitments to extend credit                        -               -
     Letters of credit                                   -               -

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

NOTE 17 - CONCENTRATION:

The Bank has a concentration of loans that are participations purchased from, and serviced by, a financial institution in the Portland, Oregon area. The following is information concerning this concentration at December 31, 2000:


                                          Participation       Percent Of
                                              Amount             Total

Amount of loans outstanding               $   19,658              34%
Amount of loan commitments                     1,253              17%

Management does not believe that the risks associated with these loan participations are any different than the risks associated with loans as a whole.


NOTE 18 - PROPOSED MERGER, CONTINGENCY AND STOCK OPTIONS:

In October of 2000, the Company received an offer to merge with PremierWest Bancorp. Under the proposed merger, the Company would be merged into a subsidiary of PremierWest Bancorp, and the Company's subsidiary, Timberline Community Bank, would be merged into PremierWest Bank, a subsidiary of PremierWest Bancorp. Shareholders of the Company would receive $13.50 per share in the form of PremierWest Bancorp common stock, cash, or a combination of common stock and cash. The merger agreement was approved by the Company's board of directors and will be voted on by the Company's shareholders in March of 2001.

Under the terms of the above agreement, if the agreement is terminated as a result of the Company or its subsidiary entering into an alternative acquisition or merger agreement (such as a sale of substantially all of the Company's assets), prior to October 16, 2001, the Company would be obligated to pay PremierWest Bancorp $750,000 as a termination fee.

The merger agreement also granted PremierWest Bancorp options to purchase up to 250,000 shares of the Company's common stock at $8.12 a share. The options may only be exercised, in whole or in part, subject to regulatory approval and certain notice requirements, if any of the following occur:

(1) The Company or its board of directors enters into an agreement or recommends to the Company's shareholders an agreement that would result in an acquisition or merger of the Company or its subsidiary or any of its assets or securities, to a company other than PremierWest Bancorp, with the result that the acquirer would own 51% or more of the stock or assets of the Company; or

(2) Any person who does not currently own 15% of the outstanding shares of the Company's common stock acquires beneficial ownership of more than 10% of the common stock (25% if "control" is not presumed); or

(3) The Company's board of directors fails to recommend or withdraws its recommendation of the merger, or the shareholders fail to approve the merger after a person announces publicly or communicates in writing an alternative acquisition transaction or communicates an intention to acquire 25% or more of the voting shares of the Company or substantially change the composition of the board of directors.

The Company presently believes that it is unlikely that any of these events will occur.

PremierWest Bancorp cannot exercise the above options if it has elected to, is entitled to, and has received the $750,000 termination fee.