Form 10QSB
period 2001-03-31
TIMBERLINE BANCSHARES INC
filed 2001-05-08
CIK 875270

TIMBERLINE BANCSHARES INC.

Filing Type:	10QSB
Description:	Quarterly Report
Filing Date:	May 7, 2001
Period End:	March 31, 2001
Primary Exchange:	Over the Counter Bulletin Board
Ticker:	TBLS

Table of Contents

10QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.    For the quarterly period ended March 31, 2001

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from         to

Commission file number 33-40799

Timberline Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

California	68-0269988
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

123 N. Main Street, P.O. Box 1087, Yreka, CA 96097
(Address of principal executive offices)

(530) 842-4200
(Issuer's Telephone Number)

(Former name, former address and former fiscal year, if
changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]    No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    1,006,860

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

TIMBERLINE BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENT
Periods Indicated

	Q 03/31/01	Q 03/31/00
INTEREST AND FEES ON LOANS	1,317	1,337
INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES	359	283
TRADING ACCOUNT INTEREST	--	--
OTHER INTEREST	--	74
TOTAL INTEREST INCOME	1,676	1,694
INTEREST ON DEPOSITS	669	585
INTEREST ON SHORT TERM BORROWING	--	--
INTEREST ON LONG TERM DEBT	--	--
TOTAL INTEREST EXPENSE	669	585
NET INTEREST INCOME	1,007	1,109
PROVISION FOR LOAN LOSSES	0	21
NET INTEREST INCOME AFTER ALLOWANCE FOR LOAN LOSSES	1,007	1,088
OTHER INCOME	147	100
OTHER EXPENSES	975	922
INCOME BEFORE TAX	179	266
INCOME TAX EXPENSE	93	74
INCOME BEFORE EXTRAORDINARY ITEMS	86	192
EXTRAORDINARY ITEM NET OF TAX	--	--
CUMULATIVE EFFECT OF ACCOUNTING CHANGES	--	--
NET INCOME	86	192
EARNINGS PER SHARE	0.09	0.19

Note 1: The financial statements in this report are unaudited, however, in the opinion of management they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and changes in financial position for the periods presented.

TIMBERLINE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET

	3/31/01	3/31/00
ASSETS
CASH & DUE FROM BANKS	$5,748	$7,415
INTEREST BEARING DEPOSITS IN OTHER	100	100
FED FUNDS & RESALE SECURITY AGREE	19,200	1,500
TRADING ACCOUNT ASSETS	0	0
OTHER SHORT TERM	0	0
INVESTMENT SECURITIES
HELD FOR SALE	9,367	17,244
MATURITY	1,802	3,018
LOANS (NET)	56,643	58,827
PREMISES & EQUIPMENT	1,691	1,830
DUE FROM CUSTOMERS, ACCEPTANCES	0	0
OTHER ASSETS	4,080	4,020
TOTAL	$98,107	$93,954
LIABILITIES
DEPOSITS, NON-INTEREST BEARING	$18,935	$18,411
INTEREST BEARING	69,680	66,746
SHORT TERM BORROWING	0	0
BANK ACCEPTANCES	0	0
OTHER LIABILITIES	953	839
LONG TERM DEBT	0	0
COMMITMENTS & CONTINGENT LIABILITY	0	0
MINORITY INTERESTS	0	0
SHAREHOLDER EQUITY
PREFERRED STOCK	0	0
COMMON STOCK	2,994	2,993
OTHER SHAREHOLDER EQUITY	5,545	4,965
TOTAL	$98,107	$93,954

TIMBERLINE BANCSHARES, INC.
CONSOLIDATED CASH FLOWS

CASH FLOW FROM OPERATING ACT	YTD 3/31/01	YTD 3/31/00
NET INCOME	86	192
NON-CASH
DEPRECIATION	82	54
NET CHANGE BAD DEBTS PROV	--	12
CUMU EFFECT ACCTG CH	--	--
(INCREASE) DECREASE IN OTHER ASSETS	523	14
INCREASE (DECREASE) IN ACCRUED EXPENSES	146	73
CASH PROVIDED BY OPS	784	345
CASH FROM INVESTING
INCREASE (DECREASE) IN DEPOSITS	4,818	2,006
(INCREASE) DECREASE IN SHORT TERM INVESTMENTS	0	0
SECURITIES: FOR SALE	7,434	(46)
HOLD	87	154
FED FUNDS	(17,700)	(700)
LOANS	722	(1,285)
(PURCHASE) SALE OF F.A.	0	(10)
CASH (USED) PROVIDED	(4,586)	119
CASH FROM FINANCING
DIVIDENDS PAID	0	0
ADDITIONAL PD IN CAP	0	0
CASH(APPLIED) PROVIDED	0	0
NET CHANGE	(3802)	464
OPEN	9,450	6,951
CLOSE	5,648	7,415

Item 2.    Management's Discussion

General Operations

Timberline Bancshares, Inc. is the parent company of its wholly owned subsidiary, Timberline Community Bank (hereafter referred to as "Timberline" or the "bank"). Accordingly, they share the same concepts regarding growth of the institution, protection and preservation of assets, shareholder enhancement, and fulfilling the mission statement to assist the communities being served.

Timberline intends to increase its market share in the areas it serves, upgrade services to its customers, offer loans to the customers in it's service area, enhance earnings, control costs, and enhance the shareholders' value.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net interest income in the first quarter of 2001 was lower than that of the first quarter of 2000 and resulted from a combination of a declining rate environment, a decrease in loans outstanding and an increase in interest-bearing deposits.

Siskiyou County, the northern most county in California, has economically been dependent upon the timber products and services industries. As such, it has historically experienced lower growth rates and higher levels of unemployment than the regional economy in general and the more localized economy in southern Oregon. In view of this economic environment, the bank accelerated its program of buying participations from other financial institutions outside its normal lending area.

As a relatively small bank in a sparsely populated county, the bank does not offer mutual funds or insurance as a way of enhancing income. Nor has the bank greatly increased service fees to its customers. It has relied on the traditional banking revenue sources such as income from lending. With a loan delinquency of less than one percent, the bank has reduced the amount set aside in loan loss reserves while still maintaining an adequate reserve.

Subsequent Event

On April 16, 2001 (closing date of merger), Timberline Bancshares, Inc. was acquired by PremierWest Bancorp (OTCBB: PRWT), headquartered in Medford, Oregon. At the same time, Timberline Community Bank, the only wholly owned subsidiary of Timberline Bancshares Inc., merged its operations into PremierWest Bank (PremierWest Bancorp's wholly owned subsidiary). The acquisition was accounted for as a purchase transaction. As a result, Timberline's operations will be combined with PremierWest's as of the closing date of merger.

Shareholders of Timberline are being compensated with a combination of stock and cash at $13.50 per share in value. The aggregate purchase price is approximately $13.6 million, excluding costs associated with the acquisition.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There are no legal proceedings pending other than those in the normal course of doing business that may have a material impact on the bank.

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At a special meeting held March 14, 2001, the shareholders of the registrant voted to approve the merger of the registrant with and into PremierWest Bancorp. A total of 801,586 shares were represented at the meeting by proxy or in person. 769,420 votes were cast in favor, 24,002 against, and 8,164 abstained.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE BANCSHARES, INC.
Date: May 3, 2001	By: /s/John Linton
John Linton, President and Chief Executive Officer