Form 10QSB/A
period 2001-03-31
TIMBERLINE BANCSHARES INC
filed 2001-05-14
CIK 875270

TIMBERLINE BANCSHARES INC.

Filing Type:	10QSB/A
Description:	Quarterly Report/Amended
Filing Date:	May 11, 2001
Period End:	March 31, 2001
Primary Exchange:	Over the Counter Bulletin Board
Ticker:	TBLS

Table of Contents

10QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.    For the quarterly period ended March 31, 2001

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from         to

Commission file number 33-40799

Timberline Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

California	68-0269988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

TIMBERLINE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET

	3/31/01	3/31/00
ASSETS
CASH & DUE FROM BANKS	$5,748	$7,415
INTEREST BEARING DEPOSITS IN OTHER	100	100
FED FUNDS & RESALE SECURITY AGREE	19,200	1,500
TRADING ACCOUNT ASSETS	0	0
OTHER SHORT TERM	0	0
INVESTMENT SECURITIES
HELD FOR SALE	9,367	17,244
MATURITY	1,802	3,018
LOANS (NET)	56,643	58,827
PREMISES & EQUIPMENT	1,691	1,830
DUE FROM CUSTOMERS, ACCEPTANCES	0	0
OTHER ASSETS	3,556	4,020
TOTAL	$98,107	$93,954
LIABILITIES
DEPOSITS, NON-INTEREST BEARING	$18,935	$18,411
INTEREST BEARING	69,680	66,746
SHORT TERM BORROWING	0	0
BANK ACCEPTANCES	0	0
OTHER LIABILITIES	953	839
LONG TERM DEBT	0	0
COMMITMENTS & CONTINGENT LIABILITY	0	0
MINORITY INTERESTS	0	0
SHAREHOLDER EQUITY
PREFERRED STOCK	0	0
COMMON STOCK	2,994	2,993
OTHER SHAREHOLDER EQUITY	5,545	4,965
TOTAL	$98,107	$93,954

TIMBERLINE BANCSHARES, INC.
CONSOLIDATED CASH FLOWS

CASH FLOW FROM OPERATING ACT	YTD 3/31/01	YTD 3/31/00
NET INCOME	86	192
NON-CASH
DEPRECIATION	82	54
NET CHANGE BAD DEBTS PROV	--	12
CUMU EFFECT ACCTG CH	--	--
(INCREASE) DECREASE IN OTHER ASSETS	523	14
INCREASE (DECREASE) IN ACCRUED EXPENSES	146	73
CASH PROVIDED BY OPS	837	345
CASH FROM INVESTING
INCREASE (DECREASE) IN DEPOSITS	4,818	2,006
(INCREASE) DECREASE IN SHORT TERM INVESTMENTS	0	0
SECURITIES: FOR SALE	7,434	(46)
HOLD	87	154
FED FUNDS	(17,700)	(700)
LOANS	722	(1,285)
(PURCHASE) SALE OF F.A.	0	(10)
CASH (USED) PROVIDED	(4,639)	119
CASH FROM FINANCING
DIVIDENDS PAID	0	0
ADDITIONAL PD IN CAP	0	0
CASH(APPLIED) PROVIDED	0	0
NET CHANGE	(3,802)	464
OPEN	9,450	6,951
CLOSE	5,648	7,415

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

TIMBERLINE BANCSHARES, INC.
Date: May 11, 2001	By: /s/John Linton
John Linton, President